Form 10-Q
period 1996-03-31
SONOMA INTERNATIONAL INC
filed 1996-09-12
CIK 91771

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549
                     FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

                 Commission File Number: 0-6683


                      Sonoma International
     (Exact name of registrant as specified in its charter)



                 Nevada                             94-0880052
     (State or other jurisdiction of    (I.R.S. Employer Identification
       incorporation organization)           No.)



   901 Tahquitz, Ste B201, Palm Springs CA    92261
   (Address of principal executive offices)   (Zip Code)

                         (619) 320-3340
      (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [  ] Yes   [ X ] No

             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,000,000

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
                      SONOMA INTERNATIONAL
                     (A Nevada Corporation)
                          BALANCE SHEET
                             AS OF


                                   June 30,            March 31
                                      1995                      1995

Total Assets                       $         0              $        0
                                   ============        ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts Payable                   $    30,800          $        0
     Accrued Expenses                       252,815             266,932
     Accrued Income Taxes                     3,200               4,000
     Total Current Liabilities              286,815             270,932



Long Term Debt                              711,837             216,531
          Total Liabilities                 998,652             487,463

Stockholder's Equity

     Common Stock, $.001 par
       value, authorized 60,000,000
       shares, issued and outstanding
       25,579,850 shares at June 30, 1995
       and 60,000,000 at March 31, 1996       25,580             60,000
     Additional Paid-In Capital            4,252,116          4,252,116
     Due to Stockholder                            0               (700)
Accumulated Deficit                       (5,276,348)        (4,798,879)
     Total Stockholder's Equity (Deficit)   (998,652)         ( 487,463)



Total Liabilities and Stockholder's Equity   $    0          $         0
                                         ============        ============

The Accompanying Notes are an Integral Part of These Statements

                      SONOMA INTERNATIONAL
                     (A Nevada Corporation)

                      STATEMENT OF INCOME
   FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995



                                   3 Months Ended     9 Months Ended
                                   March 31, 1995     March 31, 1995

Revenue                            $            0 $               0

Operating Expenses
     Consulting Fees                            18,750       56,250

Income (Loss) From Operations                  (18,750)     (56,250)

Other (Expenses)
     Interest                                 (  8,560)     (25,680)

Net Loss Before Provision
       for Income Taxes                        (27,310)     (81,930)

Provision for Income Taxes                            0         800

Net Loss                                    $   (27,310)    $ 82,730)
                                            ============   ===========
Earnings Per Share
     Net Loss                           $     0.00          $    0.00
                                        ============        ==========
















The Accompanying Notes are an Integral Part of These Statements

                      SONOMA INTERNATIONAL
                     (A Nevada Corporation)

                      STATEMENT OF INCOME
   FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995



                                   3 Months Ended      9 Months Ended
                                   March 31, 1995      March 31, 1995

Revenue                            $         0         $          0

Operating Expenses                           0                    0

Income (Loss) From Operations                0                    0

Other (Expenses)
     Interest                         (  8,031)              (24,650)

Income (Loss) Before Provision
      for Income Taxes                 ( 8,031)               (24,650)

Provision for Income Taxes                   0                   (800)

Income (Loss) Before Extraordinary
      Items                             ( 8,031)              (25,450)

Extraordinary Item
     Gain on Extinguishment of Debt           0
    502,919

Net Income (Loss)                    $   (8,031)           $
477,469
                                    ============        ============
Earnings Per Share
     Income (Loss) Before
        Extraordinary Item          $                           0.01
                                                        ============
     Net Income (Loss)                  $  0.00        $       0.01
                                   ============        =============



The Accompanying Notes are an Integral Part of These Statements

                      SONOMA INTERNATIONAL
                     (A Nevada Corporation)

                    STATEMENT OF CASH FLOWS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996



                                   3 Months Ended      9 Months Ended
                                   March 31, 1995      March 31, 1995





Cash Provided by Operations       $             0      $         0

Cash Beginning                                  0                0

Cash Ending                       $             0       $        0





Supplemental Disclosures of Cash Flows Information

     Noncash Financing Activities:
          Stock Issued in Exchange
          for Relief of Debt            $      0          $   34,420
                                     ============        ============
















The Accompanying Notes are an Integral Part of These Statements

                      SONOMA INTERNATIONAL
                     (A Nevada Corporation)

                    STATEMENT OF CASH FLOWS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995



                                   3 Months Ended      9 Months Ended
                                   March 31, 1995      March 31, 1995





Cash Provided by Operations         $       0               $      0

Cash Beginning                              0                      0

Cash Ending                         $       0               $      0
                                   ============          ===========
























The Accompanying Notes are an Integral Part of These Statements

                     SONOMA INTERNATIONAL
                     (A Nevada Corporation)

          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
            FOR THE NINE MONTHS ENDED MARCH 31, 1996






                 Common Stock               Additional     Due to
                   Number of                 Paid-In       Stock-  Accumulated
                    Shares          Amount   Capital       holder   Deficit

Balance
 June 30, 1995    25,579,850     $ 25,580  $4,252,116     $   0   $(5,276,348)

Net Income for
 Nine Months Ended
 March 31, 1996                                                       477,469

Stock Issued for
 Relief of Debt   34,420,150       34,420                    (700)

Balance
 March 31, 1996     60,000,000   $ 60,000  $4,252,116       $(700)
4,798,879)
                      ========    =======   ========         =====   =========


















The Accompanying Notes are an Integral Part of These Statements

                      SONOMA INTERNATIONAL
                     (A Nevada Corporation)

                 NOTES TO FINANCIAL STATEMENTS



Note 1 -  Adjustments

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals ) considered necessary for a fair presentation have been included

Note - 2  Extraordinary Item

     For the nine month period ended March 31, 1996, the Company issued common stock to various individuals and entities for settlements of debts owed to them. Additionally, shareholders of the Company transferred unrestricted stock to settle outstanding debts of Sonoma International. The Company's net income for the nine months ended march 31, 1996 included $502,919 of extraordinary income, net of tax, realized from settling its debts of %536,639 in exchange for 33,720,150 newly issued common shares of Sonoma International and additional shares of already issued common stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the quarter ended December 31, 1995, the registrant completed its program of issuing stock for extinction of debt. The expenses for the quarter ended March 31, 1996, were, consequently, limited to interest accrued for the debt that remained. The registrant's remaining liabilities will be extinguished upon the commencement of trading for the stock. The extinction of debt was income, an amount equal to $502,919 in the three nine ended March 31, 1996, and is reflected as an extraordinary item. Since the amount of this extraordinary item was greater than the accrued interest referred to above, the registrant had net income in excess of $477,469 for both the nine month period ended March 31, 1996.

     The registrant is now essentially a dormant company, not having operations and its liabilities essentially forgiven once trading commences in the stock.
                  PART II - OTHER INFORMATION

 None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sonoma International

May 17, 1996                  /s/ Harry W. Hendersen
                              Harry W. Hendersen, President and Chief
                              Accounting Officer