Form 10KSB
period 1996-06-30
SONOMA INTERNATIONAL INC
filed 1996-09-30
CIK 91771

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-KSB


(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended June 30, 1996

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT (NO FEE
         REQUIRED)
       For the transition period from __________________ to ______________

                          Commission file number 0-6683

                              Sonoma International
             (Exact name of registrant as specified in its charter)



             Nevada                                      94-0880052
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)



3930 S. Eastern Avenue, Suite 218, Las Vegas, NV                  89109
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (702) 361-3033

Securities registered pursuant to section 12(b) of the Act:

          Title of each  class                    Name of each exchange on
                                                      which registered

- ------------------------------------------   ---------------------------------

- ------------------------------------------   ---------------------------------

Securities registered Under 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X ] No  [   ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of September 15, 1996 - $0

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000,000

                                     PART I

Item 1.           Description of Business

         Sonoma International (the "Company") is a Nevada corporation formed in 1940 which principally engaged in the quicksilver mining business until the mid-1970's when its operations ceased. Thereafter, the Company undertook several other operations that did not materialize as expected, including a real estate development that was struggling. In 1985, the Company's Directors restructured the Company with the purpose of finding an acquisition through the issuance of Common Stock that would provide the Company additional assets and operations. As part of this restructuring, the number of authorized shares of Common Stock was increased to 60,000,000 from 12,500,000 and the par value reduced from $0.40 to $0.001. Essentially, the equity capital structure of the Company was determined at that time. Since February of 1988, Sonoma International has focused on finding assets that could be acquired by the Company so that the Company could again become an operating entity.

         During the 1988 fiscal year, Mr. Gary V. Sutley and others were issued shares of Common Stock in consideration of transferring assets to the Company of an entity affiliated with Mr. Sutley. Several million shares of Common Stock were issued to various people in connection with these transactions. In February 1988, Mr. Sutley and others became directors of the Company. At that time the Company focused on identifying assets and liabilities of the Company, settling liabilities, and seeking new business opportunities for the Company.

         Until May, 1995, the Company's efforts to find operating assets and settle outstanding liabilities were not successful. In May, 1995, the Company entered into an agreement with Atrium Place Hotel, Inc. ("ATHI") whereby the Company agreed to be reorganized in consideration of acquiring all of the issued and outstanding capital stock of ATHI (the "ATHI Agreement"). The ATHI Agreement required that the Company be reorganized such that 20% of the issued and outstanding shares of Common Stock be owned by the Company's existing shareholders and 80% of the issued and outstanding shares of Common Stock be owned by the shareholders of ATHI. The ATHI Agreement required that ATHI transfer assets to the Company whose net worth exceeds $4,000,000. As part of the ATHI Agreement, Harry W. Hendersen, Barbara Hendersen, and Angie L. Hochanadel agreed to become Directors and Officers of the Company, and Gary V. Sutley, the Company's sole remaining director and officer, agreed to resign all offices.

         In connection with the ATHI Agreement, the Company agreed to obtain releases from all of its present liabilities. The Company obtained agreements with three judgment creditors of the Company and another creditor, as part of an overall settlement between several parties and the Company, that all obligations between the Company and said creditors would be discharged. The effect of these settlements would be to relieve the Company of all obligations. As of October 10, 1995, these agreements had all been entered into. Four agreements are subject to trading commencing in the Company's capital stock. See Footnote D to the accompanying financial statements.

         In connection with the reorganization, the Company agreed to obtain releases from all of its present liabilities. In consideration of the services rendered to the Company by Mr. Gary V. Sutley and Linda Starner and/or nominees of each, the Company agreed to issue to Mr. Sutley and Ms. Starner and/or nominees of each an aggregate of 33,347,553 shares of Common Stock. Furthermore, the Company obtained agreements with three judgment creditors of the Company and another creditor, as part of an overall settlement between several parties and the Company, that all obligations between the Company and said creditors would be discharged. The effect of these settlements was to relieve the Company of all obligations assuming that the transaction was completed as contemplated. As of October 10, 1995, these agreements had all been entered into.

         During the 1996 fiscal year, those activities did not materialize. The assets were not transferred to the Company as required, and the ATHI Agreement was formally terminated on September 12, 1996. Accordingly, in the summer of 1996, the Company sought new arrangements for operating assets and entered into a new agreement described below with Clear Creek Investments, L.L.C., among others, whereby at least $10,000,000 in assets would be transferred to the Company.

Agreement to Acquire Jamestown Resort & Marina, Ltd.

         As of September 12, 1996, the Company entered into an agreement (the "Agreement") with Clear Creek Investments, L.L.C., a Kentucky limited liability company ("Clear Creek"), and all the holders of the limited partnership interests in Jamestown Resort & Marina, Ltd., a Kentucky limited partnership ("JRML"). Clear Creek is the sole stockholder of Jamestown Resort & Marina, Inc., a Kentucky corporation ("JRMI")which is the general partner of JRML. JRML owns a Resort and Marina located on Lake Cumberland in South Central Kentucky.

         The Agreement requires the transfer and assignment to Sonoma of all the capital stock of JRMI and all limited partnership interests of JRML (collectively, the "Transferred Securities"). There are several conditions to closing, including without limitation: (i) the delivery to the Company of an appraisal which states that the assets of JRML, as of the date of the appraisal, have a fair market value of not less than $10,000,000, which appraisal has been delivered to the Company; and (ii) that the Company effect a one for 20 reverse split. The Company has subsequently determined to effect a one for 200 reverse split, leaving 300,000 shares issued and outstanding. In consideration for the transfer of the Transferred Securities, the Company will issue 1,700,000 shares of Common Stock to Clear Creek, and affiliated, related and non-related entities or individuals for the acquisition of JRML.

Description of JRML

         JRML is a Resort and Marina located on the North shore of Lake Cumberland in Kentucky. Lake Cumberland is a 53,000 acre, 101 mile long, lake in South Central Kentucky which was impounded by Wolf Creek Dam, a project developed by the U.S. Army Corps of Engineers on the Cumberland River. The lake has an average depth of 120 feet and is navigable by small boats and large crafts. The Resort and Marina is located on approximately 291 acres on land and water three miles east of Jamestown, Kentucky on land leased from the U.S. Army Corps of Engineers. Jamestown, Kentucky is approximately 16 miles north of the Tennessee border and is within a two hour drive from Lexington and Louisville, Kentucky and Nashville, Tennessee. Kentucky Highway 92 terminates at the Resort and Marina.

Background

         JRML was formed in 1987 and was assigned an option to acquire an existing entity that operated cottages and a small boat dock on a portion of the land now leased by JRML. After the option to acquire the existing facility was exercised in August 1987, JRML formally entered into a lease agreement with the U.S. Army Corp of Engineers (the "Corp") for a term of 25 years. The term of the lease was subsequently extended for another 25 years so that the term of the lease now expires in the year 2037. JRML assumed day-to-day operation of the Resort and Marina in November, 1987.

         Upon acquisition of such entity, JRML immediately embarked on a plan to construct an extremely attractive, world class Resort and Marina. While initially keeping the existing 17 cabins, the rest of the facilities were removed. Expansion began in 1987 and included a 7,200 square foot head boat facility which contains the Ship Store and restaurant, five sixty foot fuel piers, 571 slips and a 1,600 square foot floating maintenance building with repair slip and hoist. These facilities were completed in 1988. In 1989, JRML completed construction of a 40 unit all suite Lodge. The Lodge is located on an island around which the marina is constructed. The island is connected to the mainland by a causeway built by the Commonwealth of Kentucky after the acquisition of the leasehold by JRML. JRML entered into a development agreement with the Commonwealth of Kentucky whereby the Commonwealth paid almost $2,000,000 for the island/causeway improvements, and JRML agreed to pay an annual 1% of revenue fee to the Commonwealth. Since 1989, JRML has continued to expand and improve the Resort and Marina.

Present Facility

         JRML derives revenues principally from marina slip rentals ,boat rentals, lodging, fuel sales, restaurant sales, and sales from the ship's store. The following table sets forth the percentage of revenues derived from these categories for the eight calendar months ended August 31, 1996:

                  Category                                    Percentage
                  --------                                    ----------
                  Marina Slip Rentals                           26.9%
                  Boat Rentals                                  19.0
                  Lodging                                       17.6
                  Fuel Sales                                    15.0
                  Restaurant Sales                               9.7
                  Ship Store Sales                               9.6
                  Other                                          2.2
                                                            --------
                    TOTAL                                      100.0%

Marina

         JRML has 805 total wet slips, 645 of which are annual rental, many of which are covered, and range in size from 22 feet by 70 feet to 10 feet by 20 feet. Most of these slips have metered electricity, cable television and telephone connections. In addition, there are 160 slips used for overnight slip rentals and JRML's rental fleet.

         To maximize available water acreage, the marina is of U shaped design and is built around the island which is located in the midst of the Resort and Marina. The marina is constructed on a floating dock system and is designed to operate at all levels of the lake which fluctuates as much as 80 feet during the year.

Ship Store, Restaurant and Fuel

         The Ship Store is part of the head boat facility, the main building on the floating dock, and is centered immediately off the island. The Ship Store has approximately 8,000 square feet. The Ship Store derives its revenue principally from sale of marine supplies, clothing, groceries, full service restaurant, gifts and tobacco. The full service restaurant has a 120 seat capacity. Five fueling slips are located adjacent to the Ship Store and are 20 feet by 60 feet with eight fuel pump stations. There are three fully code compliant fiberglass fuel tanks, two 12,000 gallon tanks and one 6,000 gallon tank, installed in the ground on the island.

Yacht Club and Snack Bar

         JRML's Yacht Club facility, which is located near the Ship Store, has 2,500 square feet plus 900 square feet of covered patio for outdoor dining and special events. The snack bar and ice cream store, located nearby and close to the fueling slips, has 720 square feet and contains open patio type seating.

Room Rentals

         JRML rents 18 cabins, a two story (model) Condominium, and 40 suites in the Lodge. Of the 18 rental cabins, six are one bedroom, eight are two bedrooms and four are three bedrooms, all having a fully equipped kitchen. All of the Lodge suites have at least two rooms, a bedroom and a living room. Two of the forty suites have been adapted for handicapped individuals and four have a fireplace and fully equipped kitchen and counter wet bar. The Corps of Engineers has approved a development plan for 52 privately owned Condominiums whereby JRML will manage and receive a net 40% of the revenues from those rentals. The Lodge is located on the island and the cabins, and the model Condominium and future development lots are located on the shore.

         The Lodge includes a meeting room that can accommodate 100 people and be partitioned into two rooms. All cabins and suites in the Lodge and the Condominium have cable television and most have VCRs.

Boat Rentals

         The rental fleet consists of 19 pontoon boats and 30 houseboats, and 27 of the houseboats are considered luxurious, having amenities such as air conditioning, full service kitchens and full service bathrooms. The 19 pontoon boats are 24 feet in length and are equipped with deck chairs. Three houseboats are 56 feet by 16 feet and sleep twelve. Twenty five of the house boats are 60 feet by 14 feet and sleep eight while two of the houseboats are 70 feet by 16 feet and sleep twelve. The houseboats are marketed as an extension of JRML's lodging and are rented as "boatel rooms" when they are not out on the lake as rental boats.

         The Jamestown Queen is a 140 passenger paddle boat that is used for sight seeing, dinner and party cruises. The paddle boat is equipped for dining, dancing and is marketed toward catered social events for groups. The revenue figures for boat rentals summarized above exclude revenues derived from The Jamestown Queen. JRML has discontinued rental of ski boats, fishing boats and wave runners because of liability concerns.

Other revenue Sources, Facilities and Expansion

         JRML also derives revenues from the maintenance and repair of boats, boat brokering, telephone service, and miniature golf, among other sources of revenues. There are a variety of administrative and maintenance facilities located throughout the Resort and Marina that support the facility's operation.

Environmental Matters

         JRML's operations are subject to various federal, state and local laws and regulations relating to the environment. Violation of any of these statutes and regulations or orders issued thereunder could result in civil or criminal enforcement actions. In addition to other applicable law, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, provides for cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the Environmental Protection Agency to take any necessary response actions at such sites, including requiring potentially responsible parties to take or pay for such actions. JRML is not aware of any potentially material environmental liability relating to any property in which JRML has an interest; however, there can be no assurance that no such liability exists, or that future developments will not result in material costs and liabilities being imposed on JRML.

Employees

         JRML employs 20 full time people throughout the year. These employees are principally responsible for the management of the Resort and Marina, its maintenance as well as services provided throughout the year. With the exception of the Ship Store and Restaurant the Resort and Marina remains open in the winter and fully operational during the other seasons.

         The number of JRML's employees increases to 50 in the spring and fall and 150 in the summer, essentially Memorial Day through Labor Day.

Competition

         There are a total of nine other marinas on Lake Cumberland. These marina's are generally smaller than that of JRML. JRML is the newest and highest quality facility on Lake Cumberland and in the entire region. Almost all of the slip rental rates are higher than those of other marinas on Lake Cumberland and in the entire area which management believes reflects the higher quality slips and many additional amenities at JRML.

         JRML does, however, compete with a variety of other recreational and entertainment activities in the Kentucky and Tennessee area. JRML's customers are principally from Kentucky and Ohio. There are a large number of recreational, entertainment and vacation activities, many of which have significantly greater resources than those of JRML, that are located in Kentucky, Ohio and Tennessee.

Item 2.  Description of Property

         JRML leases approximately 291 acres, including water and land on which the Resort and Marina are located, from the Corp. The original term of the lease ends December 31, 2012, but the term has been extended to December 31, 2037. JRML may terminate the lease at any lease year upon six months notice, and the Corp may terminate the lease if JRML violates the lease and continues to do so for 60 days after notice of the violation in writing.

         Rent on the lease is calculated based on an assumed break even point. JRML must pay 0.75% of all sales and 2.25% of all rents and services below the break even point. Gross income between the break even point and twice the break even point requires the payment of 2.25% of sales and 6.75% of rents and services. Gross revenue in excess of twice the break even point requires the payment of 3.00% of sales and 7.00% of rents and services. For the calendar years ended December 31, 1995 and 1994, JRML paid $67,788 and $64,461 in rent, respectively. The lease prohibits gambling on the premises. The one percent development rent paid to the Commonwealth of Kentucky was $40,108 in 1995 and $37,046 in 1994.

Item 3.  Legal Proceedings

         JRML has no legal proceedings pending other than two law suits involving former employees and one liability claim. Management of JRML does not consider these lawsuits material.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company has prepared an Information Statement to notify the Company's stockholders of an action planned to be effected by the holders of the majority of the Company's issued and outstanding shares of Common Stock. These actions consist of : (i) a one for 200 reverse stock split; (ii) after such stock split, an increase of the authorized Common Stock from 300,000 to 7,500,000 shares; and (iii) ratification of the Agreement.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Common Stock has not been traded for the last several years because of the Company's inactivity and there has been no market for the Common Stock for more than two years prior to June 30, 1996. The Company anticipates that trading will commence following the filing of this Form 10-KSB on the NASDAQ Bulletin Board, although there can be no assurance that such market will develop.

         As of September 15, 1996 there were approximately 2,950 holders of record of the Common Stock, according to the records provided by the transfer agent.

         No cash dividends on the Common Stock have been declared or paid during the two years ending June 30, 1996, and there are currently no plans to pay a cash dividend.

Item 6.   Management's Discussion and Analysis or Plan of Operation

         The Company has been inactive for a number of years. Administrative costs and interest expenses were incurred during the fiscal years ended June 30, 1996 and 1995, amounting to $25,259 and $109,240, respectively.

         In 1996, the Company recognized a gain of $28,363 on the settlement of obligations, along with an extraordinary gain of $418,699 on the reduction of notes payable through the issuance of the Company's common stock. Settlements have been reached to extinguish the remaining notes payable and related accrued interest contingent on Sonoma's stock obtaining a market value. This event is expected to occur in fiscal year 1997.

         As described previously the Company has entered into an agreement whereby the Company will acquire the partnership of JRML. The Company's ability to continue in existence is dependent on the success of this acquisition and resulting operations, or its ability to complete a similar transaction with another entity.

Item 7.  Financial Statements

         The Consolidated Financial Statements identified in the Index to Financial Statements appearing under "Item 13. Exhibits and Reports on Form 8-K" are incorporated by reference.

Item 8. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

         On September 16, 1996, the Company filed a Current Report on Form 8-K reflecting the engagement by the Company of King Burns & Co. as the Company's independent accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance With Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company, and their respective ages and positions held with the Company, are as follows:

Name                                Age                  Position
Harry W. Hendersen                  71                   President and Director
Barbara Hendersen                   70                   Secretary and Director
Angie L. Hochanadel                 48                   Director

         Harry W. Hendersen has been in the development and construction business since 1951. Since that time he has built and developed homes, housing developments, apartments buildings, office structures, schools, churches, motels and hotels, including five Ramada Inns and three Sheraton Hotels. In 1993, CWS, Inc., in which Mr. Hendersen is an executive and owns a hotel in Phoenix, Arizona, filed a petition under Chapter 11 of the United States Bankruptcy Code in connection with a dispute with the State of Arizona and others. In addition to such bankruptcy proceeding, that entity is engaged in litigation relating to such bankruptcy petition. Mr. Hendersen was educated at Stanford, Duke and Columbia Universities.

         Barbara Hendersen has been active in the government, charitable, and civic life of Palm Springs, California, since moving to Palm Springs in 1942. During that period she has been an officer or an advisor to the Palm Springs Unified School District, the Jack Warner Guidance Center for emotionally disturbed children, a task force on tourism for Palm Springs, and the Palm Springs Social Service Commission. In 1981, Ms. Hendersen formed the Cultural/Convention Center, Inc. which led directly to the building of the present Palm Springs Cultural/Convention Center and leads an effort in Palm Springs, California to build a performing arts and sports center. Following the loss of her husband in 1992, Barbara Hendersen married Harry W. Hendersen.

         Angie L. Hochanadel has been active in several charitable organizations as well as several community and civic boards in the Palm Springs area for the last several years. She is on the Palm Springs Unified School District Board and the Palm Springs Historical Society Board of Directors. Ms. Hochanadel is the daughter of Barbara Hendersen.

         Each director will hold office until the next Annual Meeting of Stockholders and until such time as its successor is elected and qualified, subject to prior removal by the stockholders of the Company in accordance with the Bylaws of the Company. The officers of the Company serve at the discretion of the Board of Directors of the Company.

         Following the closing of the Agreement, the Company will install directors who are nominees of new and existing shareholders.

         In May of 1995, Harry W. Hendersen, Barbara Hendersen, and Angie L. Hochanadel became directors of the Company but did not file Form 3's. Mr. Sutley has not filed a Form 3.


Item 10.  Executive Compensation.

         As part of the Company's planned reorganization, the Company issued to affiliates of Mr. Gary V. Sutley an aggregate of 18,347,553 shares of Common Stock, and Mr. Sutley directed the issuance of 15,000,000 to unaffiliated individuals or entities. This stock is in lieu of an accrual of approximately $310,000 consulting fees. This settlement includes fees in the amount of $50,000 per annum for each of the fiscal years ended June 30, 1993, 1994, 1995. These shares are included in the one for 5200 reverse stock split and thus are a part of the 300,000 being retained by the prior stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of September 15, 1996, the number of shares of Common Stock and percentage of the outstanding Common Stock beneficially owned by each person known by the Company to own more than 5% of the outstanding Common Stock:

                                                    Beneficial Ownership(1)
                                            Number of Shares           Percent
                                            ----------------           -------
B.D.C. International                           4,000,000                 6.7%
4419 Marcum Lane
Eugene, OR 97402

Timespell, Inc.                                5,000,000                 8.3
2510 N. Grande Ave #104
Santa Ana, CA 92701

Amber Unlimited(2)                             9,652,553                16.1
3690 S. Eastern #218
Las Vegas, NV 89109

Leonel Breault                                 3,331,500                 5.6
125 Barkentine Street
Foster City, CA 94404

Sutley Family Trust                            4,820,000                 8.0
3640 West 15th Street
Eugene, OR 97402

Linda Bergeron                                 5,000,000                 8.3
824 West 15th Street #56
Newport Beach, CA 92663


(1) The officers and directors of the Company, three people, do not own capital stock in the Company.
(2)      Amber Unlimited is affiliated with Gary V. Sutley.

Item 12.  Certain Relationships and Related Transactions

         Affiliates of Mr. Sutley, the Company's sole director prior to May of 1995, were issued an aggregate of 18,347,553 shares of Common Stock and Mr. Sutley directed the issuance of 15,000,000 to unaffiliated individuals or entities., in connection with approximately $310,000 in consulting services rendered to the Company. These shares are included in the one for 200 reverse split and thus are a part of the 300,000 being retained by the prior stockholders.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

Financial Statements:

         Reports of Independent Certified Public Accountants

         Financial Statements:
                  Balance Sheet
                  Statements of Operations
                  Statements of Changes in Stockholders' Deficit
                  Statements of Cash Flows
                  Notes to Financial Statements

(b)      Form 8-K

         On September 16, 1996, the Company filed a Current Report on Form 8-K reflecting the engagement by the Company of King Burns & Co. as the Company's independent accountants.

         On September 27, 1996, the Company filed a Current Report on Form 8-K reflecting the Agreement.

                            FINANCIAL STATEMENTS AND
               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                              SONOMA INTERNATIONAL
                             (A NEVADA CORPORATION)


                             JUNE 30, 1996 AND 1995

                              SONOMA INTERNATIONAL
                             (A NEVADA CORPORATION)

                          Index to Financial Statements


                                                                         Page

Reports of Independent Certified Public Accountants                       1

Financial Statements
    Balance Sheet                                                         3
    Statements of Operations                                              4
    Statements of Changes in Stockholders' Deficit                        5
    Statements of Cash Flows                                              6
    Notes to Financial Statements                                         7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Sonoma International
Palm Springs, California

We have audited the accompanying balance sheet of Sonoma International as of June 30, 1996, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above present fairly, in all material respects, the financial position of Sonoma International as of June 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no assets to pay its obligations and has been inactive for a number of years. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 King, Burns & Company, P.C.


Dallas, Texas
September 13, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Sonoma International
Palm Springs, California

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Sonoma International for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' deficit and cash flows referred to above present fairly, in all material respects, the results of its operations and its cash flows of Sonoma International for the year ended June 30, 1995, in conformity with generally accepted accounting principles.





SKEEHAN & COMPANY
November 1, 1995

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                                  Balance Sheet
                                  June 30, 1996


                                                                                    1996
                                                                               --------------
TOTAL ASSETS                                                                  $            -
                                                                               ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accrued liabilities                                                              275
        Accrued interest                                                             252,435
        Notes payable                                                                262,391
                                                                               --------------

                        Total current liabilities                                    515,101
                                                                               --------------
                        Total liabilities                                            515,101
                                                                               --------------
Commitments and contingencies (Notes C, D, E and H)

Stockholders' deficit
        Common stock, $.001 par value, authorized, issued
                and outstanding shares, 60,000,000                                    60,000
        Additional paid-in capital                                                 4,274,616
        Accumulated deficit                                                       (4,849,717)
                                                                               --------------
                        Total Stockholders' Deficit                                 (515,101)
                                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $            -
                                                                               ==============




















The accompanying notes are an integral part of these financial statements.

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                            Statements of Operations
                   For the years ended June 30, 1996 and 1995



                                                                               1996            1995
                                                                           ------------    ------------

Revenue                                                                   $          -    $          -
                                                                           ------------    ------------
Expenses
        Professional fees                                                       13,975               -
        Consulting fees                                                              -          75,000
        Interest                                                                11,284          34,240
        State taxes                                                             (4,828)            800
                                                                           ------------    ------------
                Total expenses                                                  20,431         110,041

Gain on the reduction of obligations                                            28,363               -
                                                                           ------------    ------------
Net income (loss) before extraordinary item                                      7,932        (110,041)

Extraordinary item
        Gain from conversion of debt to equity net of income taxes of $-0-     418,699               -
                                                                           ------------    ------------
Net income (loss)                                                          $   426,631    $   (110,041)
                                                                           ============    ============
Net income (loss) per common share before extraordinary item               $      0.00    $       0.00
                                                                           ============    ============
Net income (loss) per common share for extraordinary item                  $      0.01    $          -
                                                                           ============    ============
Net income (loss) per common share                                         $      0.01    $      (0.00)
                                                                           ============    ============

Weighted average shares outstanding                                         47,774,591      25,579,850
                                                                           ============    ============
















The accompanying notes are an integral part of these financial statements.

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                  Statement of Changes in Stockholders' Deficit
                       Years ended June 30, 1996 and 1995


                                                                                    Additional
                                                     Number of       Common          Paid-In         Accumulated
                                                      Shares         Stock           Capital           Deficit         Total
                                                   -------------   ----------    ---------------   ---------------   ---------
Balance at July 1, 1994                              25,579,850    $  25,580   $    4,252,116    $  (5,166,308)     $ (888,612)

Net loss                                                      -            -                -         (110,040)       (110,040)
                                                   -------------   ----------    ---------------   ---------------   ---------
Balance at June 30, 1995                             25,579,850       25,580        4,252,116       (5,276,348)       (998,652)

Stock issued for debt and other obligations          34,420,150       34,420                -                -          34,420

Capital contributions resulting from
        obligations settled by shareholders
        on behalf of the Company                              -            -           22,500                -          22,500

Net income                                                    -            -                -          426,631         426,631
                                                   -------------   ----------    ---------------   ---------------   ---------

Balance at June 30, 1996                             60,000,000    $  60,000   $    4,274,616    $  (4,849,717)     $ (515,101)
                                                   =============   ==========    ===============   ===============   =========




























The accompanying notes are an integral part of these financial statements.

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                            Statements of Cash Flows
                       Years ended June 30, 1996 and 1995



                                                                1996            1995
                                                            ------------    ------------
Cash flows from operating activities:
        Net income (loss)                                   $  426,631      $ (110,040)
        Gain on conversion of debt to equity                  (418,699)              -
        Gain on reduction of obligations                       (28,363)              -
        Increase (decrease) in accounts payable and taxes       (4,828)            800
        Increase (decrease) in accrued interest                 11,284               -
        Increase (decrease) in accrued liabilities              13,975          34,240
        Increase in stockholder advances                             -          75,000
                                                            ------------    ------------

                Net cash provided by operations                      -               -

                Cash at beginning of year                            -               -
                                                            ------------    ------------
                Cash at end of year                         $        -      $        -
                                                            ============    ============





























The accompanying notes are an integral part of these financial statements.

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                        Notes to the Financial Statements
                              June 30 1996 and 1995


NOTE A - ORGANIZATION

Sonoma Quicksilver Mines, Inc. was incorporated under the laws of the State of Nevada on June 10, 1940. The name was subsequently changed to Sonoma International (the "Company" or "Sonoma"). The Company had several failed business operations and since 1988 its only activity has been to search for a company or assets to acquire.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Income (Loss) per share

Income (Lose) per share of common stock is based upon the weighted average number of common shares outstanding.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Accounting Standards Not Yet Adopted

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's balance sheet or statement of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                        Notes to the Financial Statements
                              June 30 1996 and 1995


NOTE C - GOING CONCERN UNCERTAINTY

Sonoma has been inactive for a number of years and its continued existence is in doubt. The Company has no assets to pay its current obligations or additional obligations arising from incidental administrative expenses and interest expenses.

The Company plans to reduce its liabilities and acquire income producing assets through the issuance of additional stock and a merger with an operating partnership (Note H). The ability of the Company to continue in existence is dependent on the success of these plans.


NOTE D - NOTES PAYABLE

Notes payable consists of the following at June 30, 1996:

    Notepayable dated June 12, 1991, due on demand to an individual bearing interest at 15% per annum; unsecured. Interest of $44,316 has been accrued through the settlement date. On September 27, 1996 a conditional settlement agreement was reached relieving Sonoma of the principal and accrued interest in exchange for 800,000 common shares of Sonoma. This settlement agreement is contingent upon Sonoma stock obtaining a market
        value and that the stock can be liquidated.                               $ 60,974

    Notepayable to two individuals, due on demand and unsecured. Interest of
        $15,861 has been accrued through the settlement date. On July 25, 1995, a conditional settlement agreement was reached releasing Sonoma of principal and accrued interest in exchange for 200,000 shares of the
        Company. This settlement agreement is contingent upon Sonoma stock
        obtaining a market value and that the stock can be liquidated.              45,861

    Notepayable to Sunwest Bank, due on demand with interest accruing at 10.5%;
        unsecured. Interest of $42,557 has been accrued through the settlement date. On September 7, 1995, a conditional settlement agreement was reached relieving Sonoma of the outstanding principal and accrued interest in exchange for a nominal cash amount and the issuance of
        200,000 shares of Sonoma common stock. This settlement is conditioned upon Sonoma common stock being listed on the National Bulletin Board and
        having a market value and that the stock can be liquidated.                 43,556

    Notepayable to Garfield Bank, due on demand with interest accruing at 16%;
        unsecured. Interest of $164,997 has been accrued through the settlement date. On September 8, 1995, a conditional settlement agreement had been reached relieving Sonoma of the principal amount owed and all accrued interest thereon conditioned on 850,000 shares of Sonoma common stock being transferred into the name of Garfield Bank (from other shareholders) and Sonoma common stock having a market value that can be
        liquidated.                                                                112,000
                                                                                   -------

        Total notes payable                                                       $262,391

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                        Notes to the Financial Statements
                              June 30 1996 and 1995


NOTE E -STOCKHOLDERS' DEFICIT

In 1995, the Company entered into numerous conditional settlement agreements with various creditors in an attempt to settle all long term debt of Sonoma. Many of the settlement agreements are in the form of debt relief in exchange for common stock of the Company and conditioned upon the Company's common stock being listed on the National Bulletin Board and having a market value so that the stock can be liquidated.

On July 18, 1995, a settlement agreement was reached related to the unsecured 6% note payable that was in default with a former officer relieving Sonoma of the principal amount owed of $5,000 with $2,700 accrued interest, accounts payable of $22,000 with $7,335 of accrued interest by issuing 272,597 shares of Sonoma common stock.

During the year ended June 30, 1996 Sonoma reached agreements with two shareholders whom were prior officers of the Company to settle amounts due to them approximating $444,445 through the issuance of 33,347,553 of the Company's common stock.

During the year ended June 30, 1996, Sonoma reached agreements with two individuals to settle amounts due to them approximating $8,800 through the transfer of 40,000 of the Company's common stock (transferred from other shareholders).

Professional fees of 13,700 were paid on behalf of Sonoma by certain shareholders. These expenses paid on behalf of the Company were accounted for as contributions to additional paid-in capital.


NOTE F - RELATED PARTY TRANSACTIONS

From 1989 through June 30, 1995, officers of the Company paid expenses and/or liabilities of Sonoma. Additionally, officers of Sonoma were owed consulting fees from the Company for current and past services rendered. During the year ended June 30, 1996, Sonoma and the officers have agreed to settle the outstanding amounts owed to them of $444,445 through the issuance of common stock. See Note E.


NOTE G - INCOME TAXES

The Company generated negligible taxable income and/or net operating losses during the years ended June 30, 1996 and 1995. Any existing available net operating losses at June 30, 1996 would be lost upon consummation of the acquisition transaction described in Note H. At June 30, 1996, the Company has a deferred tax asset of approximately $85,000 relating to amounts deducted for financial reporting losses not deducted for income tax reporting purposes. This asset has a valuation allowance recorded against it due to the uncertainty of generating future taxable income.
There was no significant change in the valuation allowance from 1995.


NOTE H - SUBSEQUENT EVENT

As of September 12, 1996, the Company entered into an agreement (the "Agreement") with Clear Creek Investments, LLC, a Kentucky Limited Liability Company ("Clear Creek"), and holders of the limited partnership interests in Jamestown Resort & Marina, Ltd, a Kentucky limited partnership ("JRML"). JRML owns a resort and marina located on the Cumberland Lake in south central Kentucky.

The Agreement requires the transfer and assignment to Sonoma of JRML's general partner and all limited partnership interests. There are several conditions to closing including the delivery to the Company of an appraisal which states that the assets of JRML as of the date of the appraisal have a fair market value of not less than $10,000,000. That

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                        Notes to the Financial Statements
                              June 30 1996 and 1995

appraisal has been delivered to the Company. In addition, the Agreement requires that the Company effect a one for two hundred reverse split, leaving 300,000 shares issued and outstanding, and issue 1,700,000 shares to Clear Creek and affiliated and related entities or individuals for the acquisition of JRML.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   Sonoma International      .

By (Signature and Title)/s/ Harry W. Hendersen
Harry W. Hendersen, President
Date September 27, 1996



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title) /s/ Harry W. Hendersen
Harry W. Hendersen, Director
Date September 27, 1996


By (Signature and Title) /s/ Barbara Hendersen
Barbara Hendersen, Director
Date   September 27, 1996


By (Signature and Title) _________________________________
Angela L. Hochanadel
Date