Form 10QSB
period 1996-09-30
SONOMA INTERNATIONAL INC
filed 1996-11-15
CIK 91771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 0-6683


                              Sonoma International
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                94-0880052
------------------------------             ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation organization)


3930 S. Eastern Avenue, Suite 218, Las Vegas, Nevada                    89109
----------------------------------------------------  -------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (702) 361-3033
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,000,000

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                                 Balance Sheets
                      September 30, 1996 and June 30, 1996
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statments.

                                                                        September 30              June 30
                                                                            1996                    1996
                                                                    ---------------------    -------------------
                                                                         (unaudited)

TOTAL ASSETS                                                       $                    -   $                  -
                                                                    =====================    ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accrued liabilities                                                          24,307                    275
     Accrued interest                                                            252,435                252,435
     Notes payable                                                               262,391                262,391
                                                                   ---------------------    -------------------

            Total current liabilities                                            539,133                515,101
                                                                   ---------------------    -------------------

            Total liabilities                                                    539,133                515,101
                                                                   ---------------------    -------------------

Commitments and contingencies (Notes C and E)

Stockholders' deficit
     Common stock, $.001 par value, authorized, issued
         and outstanding shares, 60,000,000                                       60,000                 60,000
     Additional paid-in capital                                                4,274,616              4,274,616
     Accumulated deficit                                                      (4,873,749)            (4,849,717)
                                                                   ---------------------    -------------------

            Total Stockholders' Deficit                                         (539,133)              (515,101)
                                                                   ---------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $                    -   $                  -
                                                                   =====================    ===================



















The accompanying notes are an integral part of these financial statements.

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                            Statements of Operations
             For the three months ended September 30, 1996 and 1995

                                                                                 Three months ended
                                                                                    September 30
                                                                     --------------------------------------------
                                                                            1996                    1995
                                                                     ---------------------    -------------------
                                                                        (unaudited)             (unaudited)

Revenue                                                            $                    -   $                  -
                                                                     ---------------------    -------------------

Expenses
     Professional fees                                                             24,032                      0
     Interest                                                                           0                  8,589
     State taxes                                                                        0                    800
                                                                     ---------------------    -------------------
         Total expenses                                                            24,032                  9,389

Net income (loss) before extraordinary item                                       (24,032)                (9,389)

Extraordinary item
     Gain from conversion of debt to equity net of income taxes of $-0-                 -                 91,921
                                                                     ---------------------    -------------------

Net income (loss)                                                  $              (24,032)  $             82,532
                                                                     =====================    ===================

Net income (loss) per common share before extraordinary item       $                 0.00   $               0.00
                                                                     =====================    ===================

Net income (loss) per common share for extraordinary item          $                 0.00   $               0.00
                                                                     =====================    ===================

Net income (loss) per common share                                 $                 0.00   $               0.00
                                                                     =====================    ===================


Weighted average shares outstanding                                            60,000,000             25,656,394
                                                                     =====================    ===================


















The accompanying notes are an integral part of these financial statements.

                              SONOMA INTERNATIONAL
                             (A Nevada Corporation)
                            Statements of Cash Flows
             For the three months ended September 30, 1996 and 1995

                                                                                    Three months ended
                                                                                        September 30
                                                                        --------------------------------------------
                                                                                 1996                    1995
                                                                        ---------------------    -------------------
                                                                              (unaudited)             (unaudited)
Cash flows from operating activities:
     Net income (loss)                                              $              (24,032)  $             82,532
     Gain on conversion of debt to equity                                                -                (91,921)
     Increase (decrease) in accrued liabilities                                     24,032                  9,389
                                                                        ---------------------    -------------------

         Net cash provided by operations                                                 -                      -

         Cash at beginning of year                                                       -                      -
                                                                        ---------------------    -------------------

         Cash at end of year                                        $                    -   $                  -
                                                                        =====================    ===================



Supplemental disclosures of cash flow information
     Noncash financing activities
         Stock issued in exchange for relief of debt                $                    -   $                973
                                                                        =====================    ===================


























The accompanying notes are an integral part of these financial statements.

                              SONOMA INTERNATIONAL

                             (A Nevada Corporation)
                        Notes to the Financial Statements
                           September 30, 1996 and 1995

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

Income (loss) per share

Income loss per share of common stock is based upon the weighted average number of common shares outstanding.

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

                              SONOMA INTERNATIONAL

                             (A Nevada Corporation)
                        Notes to the Financial Statements
                           September 30, 1996 and 1995

NOTE C - NOTES PAYABLE

Notes payable consists of the following at September 30, 1996:

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

                              SONOMA INTERNATIONAL

                             (A Nevada Corporation)
                        Notes to the Financial Statements
                           September 30, 1996 and 1995

NOTE D - INCOME TAXES

The Company generated negligible taxable income and/or net operating losses during the years ended June 30, 1996 and 1995 and the period ending September 30, 1996. Any existing available net operating losses at September 30, 1996 would be lost upon consummation of the acquisition transaction described in Note
E. At September 30, 1996, the Company has a deferred tax asset of approximately $94,000 relating to amounts deducted for financial reporting losses not deducted for income tax reporting purposes. This asset has a valuation allowance recorded against it due to the uncertainty of generating future taxable income. There was no significant change in the valuation allowance from June 30, 1996.


NOTE E - ACQUISITION AGREEMENTS

Effective on September 12, 1996, the Company entered into an agreement (the "Agreement") with Clear Creek Investments, LLC, a Kentucky Limited Liability Company ("Clear Creek"), and holders of the limited partnership interests in Jamestown Resort & Marina, Ltd, a Kentucky limited partnership ("JRML"). JRML owns a resort and marina located on the Cumberland Lake in south central Kentucky.

The Agreement requires the transfer and assignment to Sonoma of JRML's general partner and all limited partnership interests. There are several conditions to closing including the delivery to the Company of an appraisal which states that the assets of JRML as of the date of the appraisal have a fair market value of not less than $10,000,000. That appraisal has been delivered to the Company. In addition, the Agreement requires that the Company effect a one for two hundred reverse split, leaving 300,000 shares issued and outstanding, and issue 1,700,000 shares to Clear Creek and affiliated and related entities or individuals for the acquisition of JRML.

Effective on October 31, 1996, the Company entered into a second agreement (the "Second Agreement") with Key West Conch Harbor, Inc. ("KWCHI"), an S-Corporation, incorporated in the State of Florida. KWCHI owns and operates a marina in Key West, Florida.

The Second Agreement requires the transfer and assignment to the Company all of the common stock of KWCHI in exchange for 300,000 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The only expenses incurred by the Company have been expenses incurred with legal and accounting fees relating to the transfer of assets into the Corporation and filing of periodic reports. The closing of these transactions are now contemplated for early December, 1996.

                           PART II - OTHER INFORMATION

 Exhibit 27

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Sonoma International

-------------------------------         ---------------------------------------
Date                                    Harry W. Hendersen, President and
                                        Chief Accounting Officer