Form 10KSB
period 1996-12-31
SONOMA INTERNATIONAL INC
filed 1997-03-31
CIK 91771

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR
[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         EXCHANGE ACT (NO FEE REQUIRED)
             For the transition period from           to

                         Commission file number 0-6683
                              SONOMA INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                    NEVADA                                       94-0880052
       (State or other jurisdiction of               (IRS Employer Identification No.)
        incorporation or organization)
       3000 LEXINGTON FINANCIAL CENTER,                            40507
                LEXINGTON, KY                                    (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (606) 281-0000

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------


     Securities registered Under 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]
     State issuer's revenues for its most recent fiscal year: $4,157,734.

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days; As of December 31, 1996 -- $0.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1996 there were 2,300,000 shares of Common Stock outstanding.

     The following described documents are incorporated by reference in the part of this Form 10-KSB noted after said description: Information Statement sent to the stockholders of the Company on or about November 14, 1996. (PART II) and Registration Statement on Form SB2 as filed with the Commission on January 21, 1997, Registration No. 333-20037 and Amendment No. 1 thereto as filed with the Commission on March 25, 1997 (PART III).

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT OF THE COMPANY

     Sonoma is a Nevada corporation (the "Company") formed in 1940 which principally engaged in the quicksilver (mercury) mining business until the mid 1970s when its operations ceased. Thereafter, the Company undertook several other operations that did not materialize as anticipated. Since 1994, the Company primarily focused on locating merger candidates or assets that could be acquired to allow the Company to restart operations.

     During 1996, the Company entered into an agreement with Clear Creek Investments, L.L.C. to acquire all of the limited partnership interests of Jamestown Resort & Marina, Ltd. and all the common stock of Jamestown Resort & Marina, Inc. in return for 1,369,025 shares of Common Stock of the Company. In addition and as a condition to the acquisition, pre-acquisition obligations of Jamestown in the amount of $1,213,837 were relieved through the issuance of 330,975 shares of Common Stock of the Company. The creditors released their Notes either through letter releases or by marking their obligations paid in full. In October 1996, the Company also entered into an agreement with the stockholders of Key West to acquire all of the capital stock of Key West. In return for all the capital stock of Key West, the Key West stockholders received 300,000 shares of Common Stock and a demand note for $175,000. Both transactions closed on December 9, 1996, with Jamestown and Key West becoming wholly owned subsidiaries of the Company.

                                CURRENT BUSINESS

JAMESTOWN

     Jamestown is located on the north shore of Lake Cumberland approximately three miles east of Jamestown, Kentucky on 299 acres of land and water leased from the U.S. Army Corps of Engineers (the "Corps"). Lake Cumberland is a 53,000 acre, 101 mile long lake situated in southern Kentucky with the Jamestown facilities located within a two hour drive of the metropolitan areas of Lexington and Louisville, Kentucky and Nashville, Tennessee.

     Jamestown acquired the original lease comprising minimal facilities in February 1988 with the original term of the lease ending in December 2012. The lease was later amended by mutual agreement to allow the lease to be renewable for an additional 25 year term subject to (i) Jamestown's satisfactory compliance with all lease conditions during its original term and (ii) approval by the U.S. Government. Since obtaining the lease, Jamestown has been under development with a number of facilities and improvements being completed in 1988 and the 40 unit all-suite lodge being completed in 1989.

     A portion of Jamestown is centered on an island around which the marina was constructed. The island is connected to the mainland by a $2,000,000 causeway built by the Commonwealth of Kentucky (the "Commonwealth") after Jamestown entered into a development agreement with the Commonwealth in June 1988 whereby Jamestown agreed to construct certain resort improvements and to pay the Commonwealth 1% of its gross revenues annually.

     Jamestown's facilities include:

  MARINA

     Jamestown has 805 total wet slips, 645 of which are subject to annual rental, many of which are covered, and range in size from 22 feet by 70 feet to 10 feet by 20 feet. Most of the slips have separately metered water, electricity, cable television and telephone connections. The remaining 160 slips are used for temporary overnight ship rentals and Jamestown's rental fleet. The marina is "U" shaped and is built around the island to maximize the use of the available water acreage and is constructed using a floating dock system which allows the facility to operate at all levels of the lake, which fluctuates as much as 80 feet during the year. The average slip rents for $2,235 annually and the marina is currently 90% occupied.

  SHIP'S STORE, RESTAURANT AND FUEL

     The 8,000 square foot Ship's Store is part of the head boat facility which is the main building on the floating dock, and is centered immediately off the island. The ship's store derives its revenues principally from the sale of groceries, marine supplies, clothing and gifts. The full service restaurant has a 120 seat capacity and operates daily during the boating season. There are five fueling slips which are located adjacent to the ship's store and are 20 feet by 60 feet in size and in aggregate contain eight fuel pump stations and a sanitary sewer pump-out facility. Three fiberglass fuel tanks, two 12,000 gallon tanks and one 6,000 gallon tank are installed in the ground on the island. The Company operates each of these facilities.

  YACHT CLUB AND SNACK BAR

     Jamestown's Yacht Club facility, which is located near the ship's store, has 2,500 square feet with an additional 900 square feet of covered patio for outdoor dining and special events. The snack bar and ice cream store has 720 square feet and has open patio type seating.

  GUEST ACCOMMODATIONS

     Jamestown rents 40 suites in the all-suite Lodge and 18 individual cabins. It also manages and currently has for sale, a two-story model condominium. Currently the average nightly rental for the suites is $122.00 and for the Cabins is $87.50. Occupancy rate in 1996 for both types of accommodations during the season was 72%. The Corps has approved a development plan for 52 privately owned condominiums which will be financed and built by a third party contractor on land adjacent to Jamestown. The contractor has agreed to allow Jamestown to sell and manage the condominiums in return for a fee equal to a net 40% of the revenues from the condominium rentals. The condominium project is projected to be completed within the next five to ten years, depending on marketing conditions.

  BOAT RENTALS

     The Jamestown rental fleet consists of 19 pontoon boats and 30 houseboats, with 27 of the houseboats being considered "luxurious" having amenities such as air conditioning, complete kitchens and full service bathrooms and are operated by the renters. The houseboat rental is $226.50 per night and were occupied 63.3% of the time during the normal summer season in 1996. The Jamestown Queen is a 140 passenger stern paddle wheel boat which is chartered for sight seeing, dinner and party cruises. The "Queen" is equipped for dining, dancing and is marketed toward catered social events for groups rather than scheduled service for the general public.

  OTHER SERVICES

     Jamestown also derives revenues from the maintenance and repair of boats, boat brokering services, telephone service and miniature golf. Jamestown employs 20 full time employees throughout the year and augments its work force during the most active seasons with approximately 30 additional employees on staff during fall and spring and a total of 150 employees on staff during the summer months (Memorial Day to Labor Day).

KEY WEST CONCH HARBOR MARINA

     The Key West Conch Harbor Marina is located on the northwest corner of Caroline and Grinnell Streets in the "Old Town" preservation district located in Key West, Florida. The approximately two acre or 82,000 square foot site has an estimated 251 feet of frontage on Caroline Street and 221 feet of shore line along a waterway known as the Key West Bight.

     Development of Key West began in May 1995 with construction of the dock and the fueling facility including double wall fuel lines, the on-shore fuel containment area and the new Texaco Star Port(R) fueling dock. The Marina has a new 450 foot dock with two 100 foot finger piers. The fueling facility is located at the end of a "T"-dock.

     In August 1995, Key West entered into an agreement with the City of Key West whereby Key West granted the City an easement to allow the proposed "Harborwalk" (a pedestrian boardwalk encircling the Key West Bight) to proceed without interruption across Key West's property. The Company believes that the Harborwalk will enhance the marina property by providing customer access to and from the marina and other sections of "Old Town" Key West.

     Fueling operations began in February 1996, and marina rental operations began in July 1996. Unlike Jamestown, which is primarily designated to service personal watercraft, Key West was designed as a commercial dock servicing commercial watercraft such as the Dixie Duck Gambling Boat, which rents approximately 200 feet of dock space, and commercial day rate deep water fishing boats. Key West's revenues result primarily from its fuel operations and commercial slip rentals. The average slip rental for all leased slips is $747.00 per day and for all transit slips is $820.00 per day. The 1996 occupancy rate for the Marina was 99% during the peak season of December to June.

     A portion of the dock has been designated for "transient" slips which are available at a day rental rate and cater to the non-commercial pleasure boat customer. Key West recently completed construction of an 800 sq. ft. two story building to be used for marina operations, restroom facility and a small convenience store, which Key West operates. The project is still in development with food and beverage service (restaurant), and small retail shops planned for the future, however no specific construction plans or costs estimates have been completed.

     Key West employs six full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 299 acres three miles east of Jamestown, Kentucky, including water and land on which the Jamestown Resort is located, from the Corps. The original term of the lease expires on December 31, 2012, however, the original term may be renewed upon certain conditions for an additional 25 year term. The Company may terminate the lease at any lease year upon six months notice, and the Corps may terminate the lease if the Company violates the lease and continues to do so for 60 days after notice of the violation in writing.

     Rent on the Jamestown lease is calculated based upon an assumed break even point. The Company must pay 0.75% of all sales and 2.25% of all rents and services below the assumed break even point. Gross income between the assumed break even point and twice the assumed break even point requires the payment of 2.25% of sales and 6.75% of rents and services. Gross revenues in excess of twice such break even point requires the payment of 3.00% of sales and 7.00% of rents and services. For the calendar years ended December 31, 1995 and 1996, the Company paid $70,000 and $68,000 in rent, respectively. The lease prohibits gambling on the premises. The Company pays a one percent annual revenue fee to the Commonwealth in exchange for improvements to the island and causeway, which fee was $40,000 in both 1995 and 1996. The improvements to Jamestown are subject to a first mortgage in a total amount $6,220,619 owed to NationsCredit Commercial Corporation, with a variable rate equal to the commercial paper rate plus 4.25% and which matures in 2001, and a second mortgage in the principal amount of $1,852,777 with a interest rate of 1 1/2% over the variable prime lending rate which is due on demand owed to the Webb Family Trust.

     The Company owns approximately two acres of land in Key West, Florida where the Key West facility is located. The Company purchased this land and original improvements in 1994 and owns the land in fee simple subject to the restrictions, easements and encumbrances of record. The Key West property is subject to a first mortgage totalling $3,224,185 with a variable interest rate of 1% over TIB Bank of the Keys N.A.'s index rate, (currently the interest rate is 9.0%). The mortgage matures in April 2016.

     The Company leases its corporate executive offices located in Lexington, Kentucky on an annual basis and its current lease expires June 30, 1997 with lease payments of $500.00 per month.

     Management believes that the properties described above are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no material legal proceedings pending, except that with the acquisition of Jamestown Resort & Marina, Ltd., the Company became a defendant in two lawsuits; one involving former employees and one liability claim. Management believes that an adverse resolution of these lawsuits will not have a material impact on the financial condition of the Company as almost all the potential loss from said lawsuits is covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Information Statement sent to the stockholders of the Company on or about November 14, 1996 is incorporated in its entirety by reference.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company has not been traded for more than two years prior to June 30, 1996 due to the Company's inactivity. The Company filed an offering on Form SB-2 with the Commission on February 21, 1997, however there can be no assurance that the offering will be successful or if successful, that a market for the Company's common stock will develop.

     As of December 31, 1996 there were approximately 977 stockholders of record of the common stock of the Company.

     No cash dividends on the common stock of the Company have been declared or paid during the two years ending December 31, 1996, and there are currently no plans to pay a cash dividend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1995 and 1996. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this annual report. In addition, this discussion contains forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove to be incorrect, actual results may vary materially from those described herein.

OVERVIEW

     Although the Company was formed in 1940, it has not had material operations since 1988. Between 1988 and 1994 the Company's directors restructured the Company with the purpose of making the Company attractive to potential merger or acquisition candidates. In 1994 the Company began in earnest to search for acquisition or merger candidates which would restore Sonoma to an operating entity and in September 1996 entered into an agreement with the general partner of Jamestown Resort & Marina, Ltd. to acquire all the capital stock of Jamestown Resort & Marina, Inc. and a similar agreement with the limited partners to acquire all of the limited partnership units in return for Common Stock. The Company also entered into a similar agreement with stockholders of Key West Conch Harbor, Inc. in October 1996 to acquire all of the outstanding common stock of Key West in return for Common Stock. Both the Jamestown and Key West acquisition transactions were closed on December 9, 1996.

     For accounting purposes, as the Jamestown Limited Partners and its General Partner end up with the majority of Sonoma's stock, the acquisition by Sonoma of all of the limited partnership interests and general partnership interest was accounted for as a recapitalization of Jamestown with Jamestown as the acquirer (a reverse acquisition). Accordingly, the financial statements prior to the acquisition of Sonoma and Key West included herein are those of Jamestown. The transaction with Key West was accounted for using the purchase method. The results of operations of Key West and Sonoma have been included in the consolidated statements of operations from the acquisition dates.

  FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31,
     1996

REVENUES

     Revenues for the year ended December 31, 1996 increased $137,712 or 3% from the same period in 1995. On December 9, 1996, Sonoma acquired Key West and accordingly revenues include one month of Key West operations totaling $147,636. If Key West revenue is excluded, Jamestown revenues are essentially the same for 1995 and 1996.

     Slip rental fees increased by 3 1/2% for the 1997 calendar year at Jamestown. Additional revenues are expected in 1997 due to a change in management's marketing strategy by focusing on attracting tour groups and conventions during the off boating season. The largest impact of this marketing focus will be to increase lodging rentals and paddle boat revenues.

     Revenue increases resulting from the acquisition of Key West are expected to be approximately $1,836,000 during calendar 1997.

COST OF REVENUES

     During the year ended December 31, 1996, cost of revenues decreased $111,241 ($204,105 excluding the Key West costs of revenues of $92,864). Excluding the effect of Key West, the decrease in cost of revenues was 11%. The primary reason for the decline in 1996 cost of revenues was a decrease of $102,321 due to major repairs and maintenance in the rental boat department incurred in 1995. Cost of revenues as a percentage of revenues declined from 47% for the year ended December 31, 1995 to 42% compared to the same period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $52,836 or 4% over 1995 to $1,331,224. Included in this increase are $21,410 attributed to Key West operations for December 1996. The costs of Jamestown utilities and lease expense resulted in $50,247 of the increase. The increase was due to increased consumption, higher rates and fewer recoveries from slip rentals. In addition property taxes increased $11,597 due to increases in the tax base of certain assets. These increases were off set by decreases in various fees totaling $16,450 which are no longer payable after the consummation of the acquisition transactions discussed previously.

     As a result of Sonoma now providing management services to its subsidiaries, Jamestown will not incur certain management fees in the future, which amounted to approximately $194,000 in 1996. This reduction at Jamestown will be off set by an increase in management salaries of approximately the same amount at Sonoma.

INTEREST EXPENSE

     Interest expense increased from $867,346 for the year ended December 31, 1995 to $1,025,784 for the year ended December 31, 1996. The increase of $158,438 was due to an increase of $30,036 related to the Key West acquisition with the majority of the remaining difference due to increases in interest rates resulting from the refinancing of certain debt in January 1996. Interest expense is expected to decrease to approximately $915,000 in 1997 after paying off approximately $5,168,000 of debt with the proceeds from the Company's anticipated public offering however, there can be no assurance that such an offering will be successful.

GAIN ON REDUCTION OF OBLIGATIONS

     In January 1996 the Company refinanced its primary debt resulting in an extraordinary gain of $2,518,486 (net of income taxes of zero).

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses increased $21,661 or 4% to $630,516 from 1995 to 1996, including the amortization of goodwill which increased $54,171 in 1996. This increase was primarily due to an increase in the amortization of deferred costs related to the loan refinancing in January, 1996. The increase was partially offset by a decrease in depreciation of fixed assets which are fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company refinanced Jamestown's primary debt in January 1996 which resulted in a reduction of indebtedness of approximately $2,518,000. The Company believes this reduction and related decrease in interest payments will increase cash available for operations and debt servicing.

     Negative working capital at December 31, 1995 was $6,733,208 as compared to negative working capital at December 31, 1996 of $5,721,567. The Company believes that the net proceeds from its anticipated offering will provide $14,700,000 in funds. Of these proceeds approximately $4,090,000 and $1,077,000 will reduce the secondary debt of Jamestown and Key West, respectively. The reduction of this debt will further decrease interest payments and will increase cash available for operations. The remaining funds will be used to satisfy the Company's capital expansion, working capital requirements and future acquisitions. The Company believes that the net proceeds from the offering and cash provided by operating activities will be sufficient to fund its operations through 1998, however, there can be no assurance that the offering will be successful.

     The Company has a mortgage note amounting to $6,220,691 at December 31, 1996 on the Jamestown property with an interest rate of 4 1/4% over the commercial paper lending rate. The mortgage matures on February 1, 2001 and requires monthly payments of approximately $72,000 until maturity. These payments include $8,000 per month for deposit into a property tax and capital improvement escrow account. The Company has a mortgage note amounting to $3,224,185 on the Key West property with an interest rate of 9%. The mortgage matures on April 1, 2016 and requires monthly payments of approximately $30,000 during 1997. The Company has a note payable of $1,852,777 with a related party with an interest rate of 1 1/2% over the prime lending rate and which is due on demand.

     The Company currently does not have a line of credit.

     Cash flows provided by operations were $524,745 in 1995, compared to $125,583 in 1996. This decrease was due to a number of factors, but was significantly affected by deferral of payment of accrued interest and management fees in 1996, which was offset by a combination of a number of other items. Cash used in investing activities of $603,820 in 1995 and $32,224 in 1996 was primarily used to purchase property and equipment. The decrease in 1996 was due to major purchases and improvements being performed in 1995 at the Jamestown facility. Cash provided by financing activities was $85,119 in 1995 and $1,366 in 1996. During 1995, the Company borrowed $1,250,700 from and repaid $844,175 to various entities. In addition, the Company repaid obligations under capital leases and incurred refinancing costs. During 1996, the Company borrowed $7,183,976 from and repaid $6,329,077 to various entities. Included in this amount was a refinancing amount totaling $6,300,000 related to the Jamestown debt refinancing in January 1996. In addition, the Company repaid obligations under capital leases and incurred refinancing costs.

     Management believes that the current facilities at Jamestown and Key West are in excellent condition and will not require substantial capital renovations in the near term.

     The Company has identified some potential acquisition candidates but has not entered into any negotiations, nor does it currently have plans to make any specific acquisitions. It is the intention of management to seek viable acquisitions and in the event a candidate is identified, the Company would, depending on the size of the target company and other factors, consider using the proceeds from the anticipated offering or bank borrowings.

     There can be no assurance that the Company's anticipated offering will be successful or that the Company's operations will ever be profitable, nor can there be any assurance that the Company will not require additional equity or debt financing in the near future, and if needed, it will be available on terms satisfactory to the Company or at all.

ITEM 7. FINANCIAL STATEMENTS

     The Consolidated Financial Statements identified in the index to Financial Statements appearing under "Item 13. Exhibits and Reports on Form 8-K" are incorporated by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCING DISCLOSURE.

     Effective September 12, 1996, the Company, by act of its board of directors, engaged King Griffin & Adamson P.C. as its principal accountant to audit the Company's financial statements, replacing Skeehan & Company in that capacity. This decision was made in conjunction with the execution of certain acquisition agreements and the acquisition by the Company of Jamestown and Key West. The Company had not consulted with the newly engaged independent accountant on accounting matters prior to its engagement.

     By act of its board of directors the Company has changed its fiscal year end from June 30 to December 31.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below are the names, ages and positions of the executive officers, key employees and directors of the Company:

                  NAME                       AGE                    POSITION
                  ----                       ---                    --------
R. Dudley Webb...........................    53     Director and Chairman of the Board
Martha Layne Collins.....................    60     Director and Vice Chairman
Dr. Barrett Bernard, M.D.................    47     Director
Charles W. Henne.........................    58     Director
Dr. Edwin Nighbert, M.D..................    56     Director
Irvin Stumler............................    61     Director
James L. Frye............................    37     Director, President and Chief Executive
                                                      Officer
Fred Skomp...............................    53     Director and Vice
                                                    President -- Development
Peter Sackmann...........................    55     Treasurer and Chief Financial Officer
Glenn Hoskins............................    42     Director and Secretary

     The principal occupations and positions for the past five years of each of the Directors and Executive Officers of the Company are as follows:

     R. DUDLEY WEBB became a Director and Chairman of the Board on December 9, 1996. Mr. Webb has been a partner in the law firm of Webb, Hoskins, Glover & Stafford, P.S.C. since 1972, which was the same year he, along with his brother, Donald, founded a number of real estate ventures which eventually became

The Webb Companies, a consolidation of a number of real estate, construction and commercial property management companies. Mr. Webb currently serves as Chairman of the Board of The Webb Companies, a position which he has held since 1982, and Chairman of the Board and Chief Executive Officer of Jamestown Resort & Marina, Inc. In 1992 Mr. Webb became involved in several lawsuits and involved in a controversy with the Rehabilitator/Liquidator of Kentucky Central Life Insurance Company, which resulted in the reorganizational bankruptcy filings of several real estate ventures which Mr. Webb was involved in with Kentucky Central in the United States Bankruptcy District Court for the Eastern District of Kentucky. The bankruptcies have since been dismissed although related non-bankruptcy litigation continues. Mr. Webb holds a B.A. Degree from Georgetown College and a J.D. Degree from the University of Kentucky College of Law.

     MARTHA LAYNE COLLINS began serving as a Director and Vice-Chairman of the Board on December 9, 1996. Ms. Collins is currently the Director of the International Business & Management Center, University of Kentucky, a position which she has held since July 1996, and beginning in January 1988 has served as President of Martha Layne Collins & Associates, a consulting firm. Prior to her current position at the University of Kentucky, she was the President of St. Catherine College, Springfield, Kentucky from July 1990 to June 1996, and Governor of the Commonwealth of Kentucky from December 1983 to December 1987. Ms. Collins is currently serving as a director for Eastman Kodak Company, Incorporated, R.R. Donnelley and Sons Company, Incorporated and the Bank of Louisville, Louisville, Kentucky. She is also an Advisory Board Director for the Norfolk Southern Corporation. She is a graduate of the University of Kentucky.

     L. BARRETT BERNARD, M.D. joined the Company as a Director on December 9, 1996. Dr. Bernard is currently the Medical Director-Emergency Services, Greenview Regional Hospital, Bowling Green, Kentucky and has held this position since 1989. He holds a B.S. Degree from Western Kentucky University and received his Doctorate of Medicine from the University of Louisville School of Medicine, Louisville, Kentucky.

     CHARLES W. HENNE has been a Director and served as interim President of the Company since October 9, 1996. As of December 9, 1996, Mr. Henne resigned as President but remains a Director of the Company. He is currently President of C.W. Henne Companies, Inc., a real estate management and venture firm which has had a direct involvement in a wide range of development projects including office, industrial, shopping and residential properties since 1973. Mr. Henne is a graduate of the University of Louisville where he received his B.S. Degree.

     EDWIN NIGHBERT, M.D., a Director of the Company since December 9, 1996, has been a surgeon with Surgical Associates of Lexington, P.S.C. for the last 23 years. Dr. Nighbert was a director of Surgical Care Affiliates, Inc. from 1984 until its acquisition by Health South, Inc. in 1996 and a director of Healthwise America, Inc. from 1993 until its acquisition by United Health Corporation in 1996. He received his Doctorate of Medicine from the University of Kentucky in 1966.

     IRVIN STUMLER became a Director on December 9, 1996. He is currently a Director and President of Eurotax Systems, Inc., positions he has held since 1994 and is also currently a Director and President of Profit Concepts, Inc., a company which he has been with since 1983. Mr. Stumler holds a B.A. from Bellarmine College which he received in 1962 and a J.D. degree from the University of Louisville School of Law.

     JAMES L. FRYE became a Director, Chief Executive Officer and President of the Company on December 9, 1996. Prior to joining the Company Mr. Frye was Area Vice President for the Southeast Region of Westrec Marina Management, Inc., a position he has held since 1989. While with Westrec, Mr. Frye had responsibility for marina properties located in Florida, Georgia, Alabama and Mississippi including eight million dollars in development projects. The properties generated twenty three million dollars in 1995 sales. Prior to joining Westrec, Mr. Frye was employed by O'Connell Management Company as the Managing Director of Marina Bay Yacht Basin in North Quincy, Massachusetts, a 440 acre facility with 675 boat slips, residential and commercial retail space. Mr. Frye holds a B.S. degree from the University of Massachusetts at Amherst.

     A. FREDERICK SKOMP is a Director and Vice President of Development for the Company. He began his current positions with the Company on December 9, 1996. Since 1989 Mr. Skomp has been the owner/broker of Southernmost Real Estate, Inc., a commercial real estate brokerage in Key West, Florida and has been the President of Key West Conch Harbor, Inc. since December, 1993.

     PETER SACKMANN serves as the Company Treasurer and Chief Financial Officer. Mr. Sackmann was employed as Chief Financial Officer of The Webb Companies from 1990 until December, 1996 and as Vice President, Treasurer and CFO of The Sterns Company, a real estate investment and development company, a position he held from 1981 to 1990. Mr. Sackmann is a Certified Public Accountant receiving his B.S. and M.B.A. from Florida State University. Mr. Sackmann has been with the Company since December 9, 1996.

     GLENN HOSKINS has been a Director and the Company's Secretary since December 9, 1996. During the last five years Mr. Hoskins has been a lawyer in private practice in Lexington, Kentucky and a Director and Secretary of Lexington Building & Supply Co., Inc., positions he has held since 1978. He also holds directorships in several other privately held companies located in Kentucky. Mr. Hoskins has a B.S. degree from Vanderbilt University and a J.D. degree from the University of Kentucky College of Law.

RELATIONSHIPS

     None of the aforementioned directors and officers are related by blood, however, Martha Lane Collins is the mother-in-law of R. Dudley Webb.

EMPLOYMENT CONTRACT

     The Company has entered into an employment agreement with its President and Chief Executive Officer, James L. Frye. The agreement provides for a two year term ending December 31, 1998 with an annual salary of $100,000, medical and health insurance and fringe benefits consistent with his position. He will be eligible to receive additional incentives through the Company's 1996 Long-Term Incentive Plan. The agreement also provides that he will serve as a director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has had no significant or material operations since 1985 and consequently since that time has not compensated any employees or officers with any cash payments. Sonoma intends to initially compensate its President and Chief Executive Officer, James L. Frye and Treasurer and Chief Financial Officer, Peter Sackmann, at an annual salary of $100,000 and $50,000 respectively. No other compensation has been decided upon for any of the Company's other executive officers by the Company's Board of Directors although it is anticipated that other executive salaries will be added should the Company be successful in its expansion plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this annual report, certain information regarding the beneficial ownership of the Common Stock by
(i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors and executive officers of the Company individually and (iii) by the directors and executive officers of the Company as a group.

                                                              SHARES BENEFICIALLY OWNED
                     NAME OF BENEFICIAL                       --------------------------
                     OWNER OR GROUP(1)                          NUMBER       PERCENTAGE
                     ------------------                       -----------    -----------
The Webb Family Trust(2)....................................      915,197        39.8%
Dawn Irrevocable Trust(2)...................................      201,800         8.8%
Frederick Skomp.............................................      117,300         5.1%
L. Barrett Bernard..........................................       91,081         4.0%
Edwin Nighbert..............................................       20,679         0.1%
Irvin Stumler...............................................       10,339        0.05%
Glenn Hoskins...............................................        9,977        0.04%
Marla Collins Webb(2).......................................      182,700         7.9%
Directors/Executive Officers as a Group (11 persons)........    1,546,273        67.2%

---------------

(1) The address for all the persons or entities named above is 3000 Lexington Financial Center, Lexington, Kentucky 40507.

(2) Dawn Irrevocable Trust is a Cook Island Trust for which Marla Collins Webb, spouse of R. Dudley Webb, Chairman of the Board, is the trustee and is likely to vote its shares in a beneficial manner to R. Dudley Webb. The Webb Family Trust, even though it is administered by an independent trustee, is likely to vote its shares in a manner beneficial to R. Dudley Webb. Marla Collins Webb is also the daughter of Martha Layne Collins, Vice Chairman of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRE-ACQUISITION STOCKHOLDERS

     Affiliates of Mr. Gary V. Sutley, the Company's sole director prior to May 1995, were issued an aggregate of 91,937 shares of Common Stock, and Mr. Sutley directed the issuance of an additional 75,000 shares of Common Stock to unaffiliated individuals or entities, in connection with approximately $310,000 in consulting services rendered to the Company. These shares were included in the 1 for 200 reverse split and thus are a part of the 300,000 shares of Common Stock being retained by the pre-acquisition Sonoma stockholders.

POST-ACQUISITION STOCKHOLDERS

     As a result of the acquisition of Jamestown and Key West, the Company issued (i) a total of 1,700,000 post split common shares to the holders of all the limited partnership interests of Jamestown Resort & Marina, Ltd., the members of Clear Creek Investments LLC and certain creditors of Jamestown in return for those interests and (ii) 300,000 post split common shares to the stockholders of Key West Conch Harbor, Inc. for all the outstanding and issued common shares of that corporation.

CONFLICTS OF INTEREST

     R. Dudley Webb, Chairman of the Board, is the principal shareholder, Chairman and Chief Executive Officer of The Webb Companies, a real estate concern located in Lexington, Kentucky which develops, manages and owns portions of a number of commercial real estate projects. Although the Company and The Webb Companies have separate real estate investment objectives with the Company's objective being leisure oriented properties and The Webb Companies' primarily being office buildings, there can be no assurance that there may be a property or investment opportunity in which both companies may be interested. In addition, there may be opportunities which the Company and the Webb Companies may wish to be jointly involved in and from which both companies expect to make a profit. Consequently, should either event occur, Mr. Webb has orally agreed in statements to the Board of Directors of the Company that The Webb Companies will not pursue any conflicting property or opportunity and that he will abstain from any voting by the Board of Directors concerning such opportunities or properties.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

     The Company does not currently engage in any transactions affiliated with any of the directors or officers of the Company except the loans described below and the Company's lease of space in an office building in which R. Dudley Webb, the Company's Chairman of the Board, has an investment interest and which is managed by the Webb Companies (a company owned by R. Dudley Webb). The Company believes that all transactions involving The Webb Companies or their affiliates are on terms substantially equivalent to those that could be obtained from unaffiliated third parties.

     The Company is obligated to repay indebtedness (i) to the Webb Family Trust in the form of several notes in an approximate aggregate amount of $2,760,277 which are due on demand and are subject to varying interest rates with the largest note bearing an interest rate of 1 1/2% over the prime lending rate and is collateralized by a second mortgage on the Jamestown property improvements and (ii) to Mr. A. Frederick Skomp in the approximate amount of $100,000, payable upon demand at a variable interest rate of 1% over prime and a second note in the principal of $175,000 payable on demand at no interest. Both obligations are to be repaid with proceeds of the Company's anticipated public offering.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The Exhibits filed with Amendment No. 1 to Form SB-2 as filed with the Commission on March 25, 1997 by the Company are incorporated herein by this reference.

     Consolidated Financial Statements:
          Report of Independent Certified Public Accountants
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Changes in Stockholders' Deficit Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     Financial Data Schedule filed herewith.

     (b) Form 8-K

     No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Changes in Stockholders'
  Deficit...................................................   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders
Sonoma International

     We have audited the accompanying consolidated balance sheets of Sonoma International and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma International and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 7, 1997

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                 1995           1996
                                                              -----------    -----------
CURRENT ASSETS
  Cash......................................................  $     9,628    $   104,353
  Escrow funds..............................................       26,673         88,400
  Receivables:
    Trade (net of allowance for doubtful accounts of $3,876
     for each year).........................................       47,653         54,492
    Other...................................................       34,199         27,008
  Inventory.................................................       75,400         85,668
  Prepaid expenses..........................................       46,456         17,651
                                                              -----------    -----------
        Total current assets................................      240,009        377,572
                                                              -----------    -----------
PROPERTY AND EQUIPMENT
  Buildings and improvements................................    2,352,561      2,599,885
  Land......................................................           --      3,150,000
  Land improvements.........................................       79,737        293,831
  Docks and floating buildings..............................    7,180,728      8,220,250
  Boats and improvements....................................      782,105      2,116,453
  Furnishings, fixtures and equipment.......................    1,640,722      1,692,566
  Houseboats and pontoons under capital lease...............    1,373,649             --
  Computers under capital lease.............................      161,734        193,171
  Fuel tanks and containment buildings......................           --        151,132
  Vehicles..................................................       22,482         22,482
  Construction in progress..................................      240,931        140,178
                                                              -----------    -----------
                                                               13,834,649     18,579,948
Less accumulated depreciation and amortization..............    3,987,745      4,537,677
                                                              -----------    -----------
Net property and equipment..................................    9,846,904     14,042,271
                                                              -----------    -----------
OTHER ASSETS
  Deferred loan fees, net of accumulated amortization of
    $11,827 and $77,593.....................................      106,438        322,858
  Goodwill, net of accumulated amortization of $165,825 and
    $184,250................................................      571,175      1,006,310
  Deferred offering costs...................................           --        336,632
                                                              -----------    -----------
        Total other assets..................................      677,613      1,665,800
                                                              -----------    -----------
TOTAL ASSETS................................................  $10,764,526    $16,085,643
                                                              ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Current portion of long-term debt (including $3,410,277
    and $4,052,778 to related parties)......................  $ 3,819,067    $ 4,395,941
  Current portion of obligations under capital leases.......      198,391             --
  Accounts payable..........................................      188,555        453,522
  Accrued interest (including $272,272 and $57,240 to
    related parties)........................................    1,246,452        150,733
  Accrued liabilities.......................................      141,387        299,802
  Security deposits.........................................       29,074         49,319
  Deferred revenue..........................................      633,190        696,622
  Payable to related party..................................           --         53,200
  Accrued management fees -- related party..................      581,301             --
  Accrued guarantee fees -- related party...................       60,000             --
  Deferred gain on sale leaseback...........................       75,800             --
                                                              -----------    -----------
        Total current liabilities...........................    6,973,217      6,099,139
                                                              -----------    -----------
LONG-TERM LIABILITIES
  Long-term debt, less current maturities (including
    $114,830 in 1996 due to related parties)................    7,421,234     10,263,786
  Obligations under capital leases, less current
    obligations.............................................      417,638             --
                                                              -----------    -----------
        Total long-term liabilities.........................    7,838,872     10,263,786
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes D, E, F, G, H, I and M)
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; authorized 20,000,000;
    issued and outstanding shares 1,369,025 and 2,300,000...        1,369          2,300
  Additional paid-in capital................................           --      1,392,346
  Accumulated deficit.......................................   (4,048,932)    (1,671,928)
                                                              -----------    -----------
        Total stockholders' deficit.........................   (4,047,563)      (277,282)
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................  $10,764,526    $16,085,643
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                  1995          1996
                                                               -----------   -----------
REVENUES
  Slip fees.................................................   $ 1,168,041   $ 1,272,986
  Boat rental...............................................       748,941       667,750
  Lodge.....................................................       683,251       683,045
  Fuel......................................................       531,120       666,182
  Convenience store and merchandise.........................       381,123       355,446
  Restaurant................................................       372,473       357,523
  Other.....................................................       135,073       154,802
                                                               -----------   -----------
          Total revenues....................................     4,020,022     4,157,734
                                                               -----------   -----------
COST OF REVENUES
  Slip......................................................       165,634       135,413
  Boat rental...............................................       396,916       203,767
  Lodge.....................................................       235,082       224,243
  Fuel......................................................       351,029       467,323
  Convenience store and merchandise.........................       288,498       284,986
  Restaurant................................................       329,982       287,856
  Other.....................................................       109,350       161,662
                                                               -----------   -----------
          Total cost of revenues............................     1,876,491     1,765,250
                                                               -----------   -----------
GROSS PROFIT................................................     2,143,531     2,392,484
  SELLING, GENERAL AND ADMINISTRATIVE (including related
     party amounts for management and guarantee fees of
     $220,540 and $210,482).................................     1,278,390     1,331,226
AMORTIZATION OF GOODWILL....................................        30,252        84,423
DEPRECIATION AND AMORTIZATION...............................       578,603       546,093
                                                               -----------   -----------
INCOME FROM OPERATIONS......................................       256,286       430,742
  INTEREST EXPENSE (including interest to related parties of
     $260,716 and $293,430).................................       867,346     1,025,784
                                                               -----------   -----------
NET LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS........      (611,060)     (595,042)
     Income taxes...........................................            --       453,560
                                                               -----------   -----------
NET LOSS BEFORE EXTRAORDINARY ITEMS.........................      (611,060)     (141,482)
EXTRAORDINARY ITEMS
  Gain on extinguishment of debt, net of income tax of $0...            --     2,518,486
                                                               -----------   -----------
NET INCOME (LOSS)...........................................   $  (611,060)  $ 2,377,004
                                                               ===========   ===========
  Net income (loss) per common share before extraordinary
     items..................................................   $     (0.45)  $     (0.10)
                                                               ===========   ===========
Net income (loss) per common share..........................   $     (0.45)  $      1.67
                                                               ===========   ===========
Weighted average shares outstanding.........................     1,369,025     1,425,917
                                                               ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                          ADDITIONAL
                                      COMMON     COMMON    PAID-IN     ACCUMULATED
                                      SHARES     STOCK     CAPITAL       DEFICIT        TOTAL
                                     ---------   ------   ----------   -----------   -----------
Deficit at January 1, 1995.........  1,369,025   $1,369   $       --   $(3,437,872)  $(3,436,503)
Net loss for the year ended
  December 31, 1995................         --      --            --      (611,060)     (611,060)
                                     ---------   ------   ----------   -----------   -----------
Deficit at December 31, 1995.......  1,369,025   1,369            --    (4,048,932)   (4,047,563)
Acquisition transactions
  Fair value of assets and
     liabilities at date of
     acquisition...................    600,000     600       178,840            --       179,440
Issuance of stock to relieve
  obligations......................    330,975     331     1,213,506            --     1,213,837
Net income for the year ended
  December 31, 1996................         --      --            --     2,377,004     2,377,004
                                     ---------   ------   ----------   -----------   -----------
Deficit at December 31, 1996.......  2,300,000   $2,300   $1,392,346   $(1,671,928)  $  (277,282)
                                     =========   ======   ==========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                 1995           1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $  (611,060)   $ 2,377,004
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets..........      578,603        546,093
     Amortization of goodwill...............................       30,252         84,425
     Deferred income taxes..................................           --       (453,560)
     Amortization of deferred gain on sale leaseback........       (6,105)       (75,800)
     Gain on debt extinguishment............................           --     (2,518,486)
     Non cash issuance of stock to the employee incentive
      plan..................................................           --        100,000
     Non cash portion of guarantee and management fees......           --         41,529
     Changes in assets and liabilities (net of
      acquisitions):
       Decrease (increase) in escrow funds..................       16,589        (61,727)
       Decrease (increase) in trade receivables.............         (854)         2,287
       Decrease (increase) in other receivables.............      (11,088)         7,191
       Decrease (increase) in inventory.....................        6,911         25,906
       Decrease (increase) in prepaid expenses..............       25,463         58,205
       Decrease (increase) in other assets..................           --        (90,864)
       Increase (decrease) in accounts payable..............      (86,235)        99,432
       Increase (decrease) in accrued interest..............      450,506         19,625
       Increase (decrease) in accrued liabilities...........     (107,927)       (26,491)
       Increase (decrease) in security deposits.............       (5,384)        20,245
       Increase (decrease) in related party loan............           --        (53,242)
       Increase (decrease) in deferred revenue..............      101,779         23,811
       Increase (decrease) in accrued guarantee fees........       20,000             --
       Increase (decrease) in accrued management fees.......      123,295
                                                              -----------    -----------
          Net cash provided by operating activities.........      524,745        125,583
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (603,820)      (104,708)
  Proceeds from the sale of property and equipment..........           --         49,159
  Balance of cash in Key West and Sonoma when acquired......           --         23,325
                                                              -----------    -----------
          Net cash used by investing activities.............     (603,820)       (32,224)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank and related party loans................    1,250,700      7,183,976
  Repayments of borrowings..................................     (844,175)    (6,329,077)
  Repayments of obligation under capital lease..............     (202,601)      (616,029)
  Organization and loan costs Jamestown.....................     (118,805)      (237,504)
                                                              -----------    -----------
          Net cash provided by financing activities.........       85,119          1,366
                                                              -----------    -----------
NET INCREASE IN CASH........................................        6,044         94,725
  Cash at beginning of the year.............................        3,584          9,628
                                                              -----------    -----------
  Cash at end of the year...................................  $     9,628    $   104,353
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for interest..................  $   430,908    $   948,689
                                                              ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Issuance of debt in connection with the acquisition of Key
     West...................................................  $        --    $   175,000
                                                              ===========    ===========
  Stock issued to satisfy Jamestown obligations.............  $        --    $ 1,213,506
                                                              ===========    ===========
  Stock issued to acquire Key West and Sonoma...............  $        --    $   178,840
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

NOTE A -- ORGANIZATION

     Sonoma Quicksilver Mines, Inc., a public company, was incorporated under the laws of the State of Nevada on June 10, 1940. The name was subsequently changed to Sonoma International ("Sonoma"). Sonoma had several failed business operations and since 1988 its only activity had been to search for a company or assets to acquire.

     September 12, 1996, Sonoma entered into an agreement (the "Agreement") with Clear Creek Investments, LLC, a Kentucky Limited Liability Company ("Clear Creek") and owner of the general partner of Jamestown Resort & Marina, LTD ("Jamestown"), and holders of the limited partnership interests in Jamestown. The Agreement required the transfer and assignment to Sonoma of Jamestown's general partner and all limited partnership interests. The Agreement, effective on December 9, 1996, incorporates the payment of the preference payments due (Note I) through the issuance of shares of Sonoma. In addition, the Agreement required that Sonoma effect a one for two hundred reverse split (and increase authorized shares to 20,000,000 (post split)), leaving 300,000 shares issued and outstanding, and issue 1,700,000 shares to Clear Creek and affiliated and related entities or individuals for the acquisition of Jamestown. The consolidated financial statements including all references to the number of shares of common stock and all per share information have been adjusted to reflect the common stock reverse split and the revised authorized number of shares on a retroactive basis.

     October 31, 1996, Key West Conch Harbor, Inc. ("Key West"), by consent of its shareholders, entered into an agreement (the "Agreement") with Sonoma. The Agreement required the transfer and assignment to Sonoma of all of the common stock of Key West in exchange for 300,000 shares of common stock of Sonoma and a demand note for $175,000. The transaction was completed effective December 9, 1996.

     For accounting purposes, as the Jamestown Limited partners and general partner end up with the majority of Sonoma's stock, the acquisition by Sonoma of all of the Jamestown limited partnership interests and general partnership interest was accounted for as a recapitalization of Jamestown with Jamestown as the acquirer (a reverse acquisition). Accordingly, the financial statements prior to the acquisition of Sonoma and Key West included herein are those of Jamestown. The transaction with Key West was accounted for using the purchase method. The results of operations of Key West and Sonoma have been included in the consolidated statements of operations from the acquisition dates.

     Jamestown was formed as a limited partnership organized under the laws of the State of Kentucky by Jamestown Resort & Marina, Inc., the general partner, on November 1, 1987. It owns a resort and marina facility near Jamestown, Kentucky on Lake Cumberland.

     Key West was incorporated in the State of Florida on December 23, 1993 for the purposes of acquiring, developing, and operating a marina facility in Key West, Florida.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Sonoma International and its subsidiaries ("the Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

  Statement of Cash Flows

     For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of 3 months or less when purchased.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

  Inventory

     Inventory is stated at the lower of cost or market and consists of food, beverages, clothing, fuel and boat parts. Cost is determined on the first-in, first-out ("FIFO") method of accounting.

  Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation on the straight-line method over the estimated useful lives of the related assets. Assets held under capital leases are amortized using the straight-line method over the estimated useful lives of the related assets. Major classes of property and equipment and their related lives are as follows:

                        MAJOR CLASS                           LIFE IN YEARS
                        -----------                           -------------
Docks, floating buildings and buildings on land.............      20 - 31.5
Houseboats and pontoons.....................................             20
Land improvements...........................................        15 - 20
Signage.....................................................             10
Furniture, fixtures and equipment...........................              7
Computers...................................................              5

     Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

  Goodwill

     Goodwill relates to the original purchase in 1988 of the Jamestown marina and the U.S. Army Corps of Engineers lease and the purchase of Key West effective December 9, 1996 (see Note A) and represents the excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over 40 years. Management reviews recoverability, the valuation and amortization of goodwill on an on-going basis. As part of this review, management considers the undiscounted projected future net earnings in evaluating the value of goodwill. If the undiscounted projected future net earnings were less than the stated value, the goodwill would be written down to its fair value.

  Deferred Loan Fees

     Loan fees are capitalized and amortized over the life of the loan using the straight-line method.

  Deferred offering costs

     Deferred offering costs are capitalized and will be recorded as a reduction to stockholders equity upon completion of the Company's public offering or expensed if the offering is unsuccessful (Note D).

  Revenue Recognition

     Annual or seasonal slip rentals received are recognized as deferred revenue and amortized into income over the life of the rental contract using the straight-line method. All other revenues are recognized at the time the rental occurs or the delivery of the product or service takes place.

  Use of Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

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

  Income (loss) per share

     (Income) loss per share of common stock is based upon the weighted average number of outstanding common shares for all periods presented after giving retroactive effect to a one for two hundred reverse split of the Company's common stock (See Note A).

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE C -- ACQUISITIONS

     As discussed in Note A, Sonoma and Key West were acquired effective December 9, 1996. The public company's stock is not considered to be actively trading, therefore the assets and liabilities of Sonoma and Key West were valued at fair market value.

     A summary of the fair value of assets acquired and liabilities assumed is as follows:

Current assets including cash of $23,325....................  $   68,626
Land, docks and improvements and other fixed assets.........   4,675,905
Other assets................................................     319,964
Goodwill....................................................     453,560
Current liabilities.........................................    (550,881)
Deferred tax liability......................................    (453,560)
Debt........................................................  (4,159,774)
                                                              ----------
                                                                 353,840
Less note issued in connection with acquisitions............    (175,000)
                                                              ----------
Estimated fair value of common stock issued.................  $  178,840
                                                              ==========

     Unaudited pro forma financial information for the years ended December 31, 1995 and 1996 as though the acquisitions had occurred on January 1, 1995 is as follows:

                                                                 1995          1996
                                                              ----------    ----------
Revenues....................................................  $4,674,000    $5,580,000
Net loss before extraordinary item..........................    (829,000)     (159,000)
Net income (loss)...........................................    (411,000)    2,464,000
Net loss per share before extraordinary item................       (0.42)        (0.08)
Net income (loss) per share.................................       (0.21)         1.24

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

NOTE D -- SUBORDINATION OF RELATED PARTY DEBT AND PUBLIC OFFERING

     As reflected in the consolidated statements of operations, the Company incurred net losses before extraordinary items of approximately $611,000 and $141,000 in 1995 and 1996, respectively. At December 31, 1996 current liabilities exceed current assets by approximately $5,722,000. During 1995 and 1996 respectively, the Company generated positive cash from operating activities of approximately $525,000 and $126,000 and an overall increase in cash of approximately $6,000 and $95,000. Net income (loss) before extraordinary items and depreciation and amortization was approximately a loss of $2,000 for 1995 and $489,000 (including deferred tax benefit of 454,000) of income for 1996. In addition, the Company has entered into an agreement with the holders of $3,277,577 of the notes payable to defer payments of principal and interest if necessary for the Company to meet other obligations.

     The acquisition of Key West in December, 1996 and operational charges at Jamestown, as well as economies of scale realized by the combined operations of Jamestown and Key West is also expected to improve operating cash flows.

     In addition, in January, 1997, the Company filed a registration statement with the Securities and Exchange commission to raise $16,500,000 (not including underwriters discounts and warrants) through a public offering, a portion of the proceeds of which will be used to pay down debt and provide additional liquidity to fund operations and growth.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities which may result from the possible inability of the Company to meet its obligations.

NOTE E -- DEVELOPMENT AGREEMENT WITH THE TRANSPORTATION CABINET OF THE
          COMMONWEALTH OF KENTUCKY

     The Company and the Transportation Cabinet of the Commonwealth of Kentucky ("Transportation Cabinet") are parties to an agreement for development of the Jamestown marina facilities. Jamestown agreed to construct a new resort and marina and the Transportation Cabinet agreed to construct an extension of Kentucky Highway 92 to the island upon which the Partnership constructed its lodge.

     Jamestown agreed to pay the Transportation Cabinet one percent of the gross revenues received by the Jamestown resort and marina facilities in perpetuity. The fees under the agreement totaled $40,000 in 1995 and 1996.

NOTE F -- LEASE RIGHTS

     The Company leases approximately 299 acres of land and water from the U.S. Army Corps of Engineers. The lease has a 25-year term beginning January 1, 1988 with the original term of the lease ending in December 2012. In August 1988 the Company entered into a supplemental agreement renewing the lease for an additional 25-years without interruption. The renewal is subjected to the satisfactory compliance with all lease conditions during the original term and approval by the Government. Rental amounts due under the lease are contingent upon a variety of factors, primarily gross revenues. Rent expense was approximately $70,000 in 1995 and $68,000 in 1996.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

NOTE G -- NOTES PAYABLE AND LONG-TERM DEBT

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1995           1996
                                                              -----------    -----------
Mortgage one................................................  $ 7,194,005    $         -
Note payable one............................................           --      6,220,691
Mortgage two................................................           --      3,224,185
Demand note -- related party................................    1,852,777      1,852,777
Note payable three..........................................           --        800,332
Former General Partner note.................................    1,197,500        707,500
Former Limited Partner notes................................      360,000        360,000
Paddleboat notes............................................      209,736        170,318
Yacht Club note -- related party............................      223,624        200,000
Executive Boats note........................................      159,671             --
Generators note.............................................       42,988             --
Note payable two............................................           --        144,553
First note payable to stockholder...........................           --        175,000
Second notes payable to stockholder.........................           --        100,000
Third note payable to former stockholder....................           --        140,201
Fourth note payable to stockholder..........................           --        517,300
Other.......................................................           --         46,869
                                                              -----------    -----------
          Total.............................................   11,240,301     14,659,727
Less current maturities.....................................   (3,819,069)    (4,395,941)
                                                              -----------    -----------
Long-term portion...........................................  $ 7,421,234    $10,263,786
                                                              ===========    ===========

     Mortgage one and note payable one. On December 31, 1988 Jamestown entered into two notes with banks to finance the resort and marina project. The first note was for $5,625,000 maturing on January 1, 1995. The note required monthly payments of principal in the amount of $53,568 and interest at a rate of 11%, adjusted to 3% above the weekly auction average rate of T-Securities, with a 3 year maturity on November 1. The second note was for $2,375,000 maturing on January 1, 1995. The note required monthly payments of principal in the amount of $6,000 and interest at a rate of 1% over the Base Lending rate as defined. Both notes were secured by Jamestown property. Thereafter, the Company defaulted on the notes, and the bank became insolvent. The loan was subsequently assumed by the Resolution Trust Corporation ("RTC"). The note was consolidated with several other notes and sold to a second bank in March, 1993.

     On January 29, 1996, the Company refinanced the mortgage one note by entering into a loan agreement for $6,300,000 maturing on February 1, 2001. The agreement requires monthly payments of principal and interest at a variable rate equal to the commercial paper rate plus 4.25%. Proceeds of $5,800,000 were used to settle the $5,631,000 mortgage and to settle a boat lease obligation and related loan origination fees in the amount of $678,000. Other short term borrowings were obtained to finance the difference between amounts paid and the $5,800,000 proceeds used from the $6,300,000 loan agreement. On March 28, 1996 the remaining $500,000 was drawn on the note. The lender requires the Company to maintain an escrow cash account to pay for improvements and property taxes.

     The Company recognized a $2,518,000 gain (net of income taxes of $0) on debt extinguishment as a result of the mortgage one refinancing discussed above. The extraordinary gain consisted primarily of forgiveness of $1,844,000 in outstanding principal and $748,000 of accrued interest.

     Mortgage Two. The note payable to a financial institution was assumed in connection with the acquisition of Key West. The note requires monthly interest payments only until May 1, 1998 at which time thirty-six

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

principal plus interest payments are due totaling $30,208 per month with interest at 9% for these 36 payments and at 1% over prime thereafter with monthly payments increasing to $30,624 until maturity on April 1, 2016.

     Demand Notes -- related party. Jamestown originally entered into a note agreement with a bank for $2,000,000 on November 16, 1989, at 1 1/2% over the prime lending rate which was collateralized by a second mortgage on the assets of the marina and by certain items of the Webb Family Trust, an entity related to the former general partner. A 1% guarantee amount based on the outstanding balance was payable to the Webb Family Trust as compensation for pledging its collateral (See Note I). The Company defaulted on the note several times and on January 15, 1993 the note was converted to a demand note. In March 1994, the Company again defaulted under the terms of the note and the Webb Family Trust collateral was liquidated by the bank to satisfy the note. The Company subsequently became obligated to the Webb Family Trust under the same terms as the demand note. The Webb Family Trust has waived all defaults on this note.

     Note payable three. On January 29, 1996, Jamestown assumed a 7.39% note to a financial institution to satisfy obligations arising from funds provided to the Company to cover differences in the mortgage refinancing discussed previously. Interest expense was $54,558 during 1996 and accrued interest was $24,286 at December 31, 1996. The note matures on October 22, 2001.

     Former General Partner Note. The Webb Family Trust loaned the Company $477,500 at various dates in 1995 and $750,000 in September 1995 at 10% under a promissory note entered into on August 10, 1995. The note matured on May 1, 1996 and is due on demand. The Webb Family Trust has waived all defaults on this note.

     Former Limited Partner Notes. On March 6, 1992, loans totaling $360,000 were made by the original limited partners in Jamestown at 1% plus prime for operating shortfalls and capital improvements. The notes are payable on demand. The notes may be extended each year for a fee of 1% of the note balance.

     Paddleboat Notes. Webb Cruise Lines, Inc. (WCL), an entity controlled by the former general partner of Jamestown, originally purchased the Jamestown Queen, a paddleboat, by obtaining financing from two banks. On April 21, 1989 WCL entered into the first note with a bank for $325,000. On October 30, 1994 the note was renewed for $251,303 at 2% plus prime maturing on April 30, 2000. The note requires monthly payments of $5,309 of principal and interest. The loan was collateralized by five (5.6%) of the limited Partnership units, the Paddleboat and guaranteed by the Webb Family Trust. On May 8, 1989, WCL entered into a 13.5% variable note with a second bank amounting to $75,000 with interest and principal due on June 22, 1995. Jamestown assumed both notes and title to the boat from WCL in May 1994 for the balance of both notes of $282,346 which approximated the fair value of the Paddleboat.

     Yacht Club Note -- related party. Webb Lexington Ventures, Inc., an entity controlled by the former general partner of Jamestown, entered into a 11% mortgage note with a bank for $278,000 to purchase the Yacht Club. The Yacht Club was acquired by Jamestown by assuming the note, which approximated the fair market value of the Yacht Club. The note was collateralized by property of the former general partner and matured on July 1, 1996. The former general partner of Jamestown funded the pay off of the note and assumed the obligation from the Company. All defaults on this note have been waived.

     Executive Boats Note. On February 8, 1990, Jamestown entered into a note with a bank to finance its executive boats. The note is collateralized by the two houseboats. The note was renewed on October 30, 1995 and provided for monthly principal payments of $4,000, interest at 11%. The note was paid off in connection with the refinancing discussed previously.

     Generators Note. On May 26, 1995, Jamestown entered into a note with a bank for $53,200 at a fixed rate of 10.5% maturing on October 1, 1997. The note was collateralized by 12 boat generators. Interest and

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

principal of $3,000 were paid monthly beginning on July 1, 1995 through October 1, 1995. The note was paid off on January 29, 1996 in connection with the refinancing of the mortgage note discussed previously.

     Note payable two. This $200,000 promissory note with a financial institution was assumed in connection with the purchase of Key West and matures on February 3, 1999, with a variable interest rate of 1 3/4% above the financial institutions base rate. Monthly interest payments are required. Accrued interest at December 31, 1996 was $1,348.

     First Note payable to stockholder. The Company issued a $175,000 note payable, which is due on demand and bears no interest, and 300,000 shares to former owners of Key West to acquire all of the stock of Key West (Note A).

     Second Notes Payable to stockholder. In connection with the acquisition of Key West, the Company assumed a $100,000 note payable to a stockholder which matured December 31, 1996 and is now due on demand, and bears interest at a variable rate of 1% over prime. Accrued interest at December 31, 1996 was $7,883.

     Third note payable to former stockholder. In connection with the acquisition of Key West, the Company assumed a note payable of $500,000 and a note payable of $150,000. The $500,000 note payable which was due to a former stockholder was paid off in October, 1996. The $150,000 note matures in August, 2001 and bears interest at 10%.

     Fourth note payable to stockholder. In connection with the acquisition of Key West, the Company assumed a note payable to a stockholder. The note was for $900,000, is due on demand, and bears no interest. The note payable was reduced by payments of $382,700 in 1996. Accrued interest at December 31, 1996 was $29,250.

     Aggregate maturities of long-term debt at December 31, 1996 are as follows:

1997............................................  $ 4,395,941
1998............................................      493,403
1999............................................      507,874
2000............................................      446,047
2001............................................    5,906,549
Thereafter......................................    2,909,913
                                                  -----------
     Total......................................  $14,659,727
                                                  ===========

NOTE H -- OBLIGATIONS UNDER CAPITAL LEASES

     Jamestown leased certain boats and computer equipment under capital leases. In 1991, Jamestown sold 25 houseboats and 20 pontoon boats for $1,374,000 to a bank and subsequently leased back the boats under a capital lease. In connection with this sale and lease-back transaction, the Company recorded a deferred gain of $104,000. This gain was being amortized as a offset to amortization expense over the term of the lease. On January 29, 1996, the Company settled the boat lease obligation and took title of the boats. See Note G. The remaining deferred gain of $75,800 was credited to income. Amortization expense was $65,000 and $5,700 for 1995 and 1996, respectively.

NOTE I -- RELATED PARTY TRANSACTIONS

     On December 9, 1996, in connection with the reverse acquisition transaction with Sonoma, the Company issued 304,285 (included within the 330,975 shares issued to relieve obligations in the accompanying consolidated statement of changes in Stockholders' deficit) shares of Sonoma common stock to the

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

Jamestown former general and limited partners and various other related parties to satisfy accrued guarantee fees of $70,000, accrued management fees of $622,355 and accrued interest of $421,482. The average effective share price for the 304,285 common shares ranged from $3.57 to $3.78. After December 9, 1996, no additional guarantee and management fees will be accrued or paid. Additional interest of $20,107 on shareholder loans was accrued after December 9, 1996 and will be paid using cash.

     The former general partner of Jamestown had a management agreement with the Partnership to provide management services to the Partnership for a fee equal to 5% of the annual gross revenues. Such fee was payable to the general partner at a rate $4,000 per month, plus direct costs and expenses associated with its management of the former Partnership. The remainder of the fee was accrued. Accrued management fees at December 31, 1995 and 1996 were $581,000 and $0, respectively. Management fees paid in 1995 and 1996 were $48,000 and management fee expense was $201,000 and $195,636, respectively.

     The former general partner of Jamestown guaranteed the Demand Note (Note G) and prior to the acquisitions (See Note A) received as compensation a fee of 1% of the outstanding note balance annually. Such fee amounted to $20,000 and $10,000 during 1995 and 1996, respectively. The accrued guarantee fee was $60,000 and $0 at December 31, 1995 and 1996, respectively. Subsequent to the acquisitions, this fee is no longer payable.

     Accrued interest due to the former partners of Jamestown was $272,000 and $0 at December 31, 1995 and 1996, respectively. Interest expense to related parties was $261,000 and $285,550 during 1995 and 1996, respectively.

     Accrued interest due to the Key West stockholders was $37,133 at December 31, 1996. Interest expense in connection with notes subsequent to the acquisition due to stockholders was $7,880.

     Also see Note G.

NOTE J -- INCOME TAXES

     Prior to the acquisition transactions described in Note A, Jamestown, a limited partnership, and Key West, an S Corporation for Federal income tax purposes, were not subject to income taxes at the entity level. Subsequent to the acquisitions through December 31, 1996, the Company generated operating losses for financial reporting and income tax reporting purposes. Any existing available net operating losses of Sonoma were limited upon consummation of the acquisition transactions described in Note A.

     The components of the income tax benefit for the year ended December 31, 1996 are as follows:

Federal
  Current tax expense (benefit).............................    $      --
  Deferred tax (benefit)....................................     (453,560)
                                                                ---------
                                                                $ 453,560
                                                                ---------

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

     The Company's income tax benefit for the year ended December 31, 1996 differed from the statutory Federal rate of 34% as follows:

Statutory rate applied to net loss before income taxes and
  extraordinary items.......................................    $(202,314)
Increase in income tax benefit resulting from change in tax
  status of Jamestown (Note A)..............................     (476,000)
Decrease in income tax benefit resulting from net losses
  generated prior to acquisition transactions which losses
  are not deductible........................................      161,846
Increase in valuation allowance.............................       62,908
                                                                ---------
                                                                $(453,560)
                                                                =========

     Deferred tax assets and liabilities at December 31, 1996 are as follows:

Current deferred tax asset..................................  $     --
Current deferred tax liability..............................        --
                                                              --------
                                                                    --
                                                              --------
Non-current deferred tax asset..............................  $505,669
Non-current deferred tax liability..........................   453,560
Valuation allowance.........................................  (52,109)
                                                              --------
  Net non-current deferred taxes............................  $     --
                                                              ========

     The non-current deferred tax asset consists primarily of the temporary difference arising from the effective change of tax status of Jamestown upon consummation of the transaction with Sonoma (see Note A) which results in Jamestown being included in the Sonoma consolidated Federal income tax return beginning December 9, 1996. This amount (net of a small valuation allowance) was recorded as a benefit to deferred income taxes in the accompanying statement of operations. The deferred tax asset also includes an insignificant amount of net-operating losses. The non-current deferred tax liability consists principally of differences for financial reporting and income tax reporting purposes of assets and liabilities acquired of Key West. (see Note A).

NOTE K -- PARTNERSHIP AGREEMENT -- JAMESTOWN

     The net loss for Jamestown for the year ended December 31, 1995 and for the period in 1996 prior to the acquisition transaction described in Note A, was allocated in accordance with the Partnership Agreement. No loss is allocated to the special limited partners because of their nil capital account balances. In accordance with the Partnership agreement, limited partners are allocated 80% of net losses to the extent that they have positive capital account balances, and the general partner is allocated the remaining loss.

NOTE L -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash and escrow funds, accounts receivable, accounts payable and other liabilities are carried at amounts that reasonably approximate their fair values.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

     The carrying amount and fair value of notes payable and long-term debt are as follows:

                                                        DECEMBER 31, 1996
                                                    --------------------------
                                                     CARRYING         FAIR
                                                      AMOUNT          VALUE
                                                    -----------    -----------
Variable rate debt................................  $10,577,048    $10,577,048
Demand notes......................................    3,120,277      3,120,277
Fixed rate debt...................................      962,402        744,460

     The fair values of the Company's fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since origination of the fixed rate debt. Fair values of variable rate debt and demand notes are deemed to approximate the carrying amount.

NOTE M -- CONTINGENT LIABILITIES

     In the normal course of its business, the Companies are subject to litigation. Management of the Company, based on discussions with its outside legal counsel, does not believe any claims, individually or in the aggregate, will have a material adverse impact on the Company's financial position, results of operations or cash flows.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sonoma International, Inc.
                                          (Registrant)

                                          By: /s/ JAMES L. FRYE, PRESIDENT
                                            ------------------------------------
                                            James L. Frye, President

Date: 03/28/97

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            By: /s/ JAMES L. FRYE, C.E.O.
                                              ----------------------------------
                                              James L. Frye, Chief Executive
                                                Officer

Date: 03/28/97

                                            By: /s/ PETER SACKMANN, C.F.O.
                                              ----------------------------------
                                              Peter Sackmann, Chief Financial
                                                Officer

Date: 03/28/97

                               INDEX TO EXHIBITS

                                    EXHIBIT
                                    -------


27.1                        FINANCIAL DATA SCHEDULE