Form 10QSB
period 1997-03-31
SONOMA INTERNATIONAL INC
filed 1997-05-15
CIK 91771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-6683

                              SONOMA INTERNATIONAL
       (Exact name of small business issuer as specified in its charter)

                    NEVADA                                       94-0880052
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

       3000 LEXINGTON FINANCIAL CENTER                             40507
                LEXINGTON, KY.                                   (Zip Code)
   (Address of principal executive offices)

                                 (606) 281-0000
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

As of March 31, 1997, there were 2,300,000 shares of the issuer's common stock, par value $0.001, outstanding.

================================================================================

                        PART I -- FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----
ITEM 1. FINANCIAL STATEMENTS
  Consolidated Balance Sheets at December 31, 1996 (Unaudited)
     and March 31, 1977..........................................       2
  Consolidated Statements of Operations for the Three Months
     Ended March 31, 1997 and 1996 (Unaudited)...................       3
  Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1996 and 1997 (unaudited)...................       4
  Notes to Consolidated Financial Statements (Unaudited).........       5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS......................       6

                      PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION........................................       9
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................       9
          SIGNATURES.............................................       9

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1996 AND MARCH 31, 1997

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1996            1997
                                                              ------------    ------------
                                                                              (UNAUDITED)
CURRENT ASSETS
  Cash......................................................  $   104,353     $    27,813
  Escrow funds..............................................       88,400          68,459
  Receivables:
    Trade (net of allowance for doubtful accounts of $3,876
     for each period).......................................       54,492          75,987
    Other...................................................       27,008          27,601
  Inventory.................................................       85,668          99,011
  Prepaid expenses..........................................       17,651          57,874
                                                              -----------     -----------
        Total current assets................................      377,572         356,745
                                                              -----------     -----------
PROPERTY AND EQUIPMENT
  Buildings and improvements................................    2,599,885       2,620,644
  Land......................................................    3,150,000       3,150,000
  Land improvements.........................................      293,831         293,831
  Docks and floating buildings..............................    8,220,250       8,222,794
  Boats and improvements....................................    2,116,453       2,133,125
  Furnishings, fixtures and equipment.......................    1,692,566       1,660,532
  Computers under capital lease.............................      193,171         194,294
  Fuel tanks and containment buildings......................      151,132         151,132
  Vehicles..................................................       22,482          22,482
  Construction in progress..................................      140,178         265,245
                                                              -----------     -----------
                                                               18,579,948      18,714,079
                                                              -----------     -----------
Less accumulated depreciation and amortization..............    4,537,677       4,713,223
                                                              -----------     -----------
Net property and equipment..................................   14,042,271      14,000,856
                                                              -----------     -----------
OTHER ASSETS
  Deferred loan fees, net of accumulated amortization of
    $77,593 and $98,132.....................................      322,858         302,742
  Goodwill, net of accumulated amortization of $184,250 and
    $188,856................................................    1,006,310       1,001,704
  Deferred offering costs...................................      336,632         492,632
                                                              -----------     -----------
        Total other assets..................................    1,665,800       1,797,078
                                                              -----------     -----------
TOTAL ASSETS................................................  $16,085,643     $16,154,679
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Current portion of long-term debt (including $4,052,778
    and 4,168,787 to related parties).......................  $ 4,395,941     $ 4,585,330
  Accounts payable..........................................      453,522         589,408
  Accrued interest (including $57,240 and 124,641 to related
    parties)................................................      150,733         224,686
  Accrued liabilities.......................................      299,802         260,253
  Security deposits.........................................       49,319         192,656
  Deferred revenue..........................................      696,622         745,358
  Payable to related party..................................       53,200              --
                                                              -----------     -----------
        Total current liabilities...........................    6,099,139       6,597,691
                                                              -----------     -----------
LONG-TERM LIABILITIES
  Long-term debt, less current maturities (including
    $114,830 in 1996 due to related parties)................   10,263,786      10,166,773
                                                              -----------     -----------
        Total long-term liabilities.........................   10,263,786      10,166,773
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; authorized 20,000,000;
    issued and outstanding shares 2,300,000.................        2,300           2,300
  Additional paid-in capital................................    1,392,346       1,392,346
  Accumulated deficit.......................................   (1,671,928)     (2,004,431)
                                                              -----------     -----------
        Total stockholders' deficit.........................     (277,282)       (609,785)
                                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................  $16,085,643     $16,154,679
                                                              ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                                  1996        1997
                                                               ----------   ---------
                                                                    (UNAUDITED)
REVENUES
  Slip fees.................................................   $  288,667   $ 432,815
  Boat rental...............................................           --          46
  Lodge.....................................................       29,644      30,969
  Fuel......................................................          912     394,306
  Convenience store and merchandise.........................           61       6,622
  Restaurant................................................        2,592       4,101
  Other.....................................................          166      25,258
                                                               ----------   ---------
          Total revenues....................................      322,042     894,117
                                                               ----------   ---------
COST OF REVENUES
  Slip......................................................       21,101      27,618
  Boat rental...............................................       31,015      19,130
  Lodge.....................................................       41,377      30,918
  Fuel......................................................        1,117     273,178
  Convenience store and merchandise.........................        1,258       3,116
  Restaurant................................................        4,450       5,943
  Other.....................................................       33,051      49,936
                                                               ----------   ---------
          Total cost of revenues............................      133,369     409,839
                                                               ----------   ---------
GROSS PROFIT................................................      188,673     484,278
  SELLING, GENERAL AND ADMINISTRATIVE (including related
     party amounts for management and guarantee fees of
     $21,100 and $-0-)......................................      251,279     307,199
DEPRECIATION AND AMORTIZATION...............................       74,911     182,182
                                                               ----------   ---------
INCOME (LOSS) FROM OPERATIONS...............................      137,517      (5,103)
  INTEREST EXPENSE (including interest to related parties of
     $66,300 and $76,848)...................................      216,163     327,398
                                                               ----------   ---------
NET LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS........     (353,680)   (332,501)
     Income taxes...........................................           --          --
                                                               ----------   ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS.........................     (353,680)   (332,501)
EXTRAORDINARY ITEMS
  Gain on extinguishment of debt, net of income tax of $0...    2,518,486          --
                                                               ----------   ---------
NET INCOME (LOSS)...........................................   $2,164,806   $(332,501)
                                                               ==========   =========
Net (loss) per common share before extraordinary items......   $    (0.26)  $   (0.14)
                                                               ==========   =========
Net income (loss) per common share..........................   $     1.58   $   (0.14)
                                                               ==========   =========
Weighted average shares outstanding.........................    1,369,025   2,300,000
                                                               ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                                 1996          1997
                                                              -----------    ---------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $ 2,164,806    $(332,501)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets..........      124,307      156,838
     Amortization of goodwill...............................       26,403       25,344
     Deferred income taxes..................................           --           --
     Amortization of deferred gain on sale leaseback........      (75,800)          --
     Gain on debt extinguishment............................   (2,518,486)          --
     Changes in assets and liabilities (net of
      acquisitions):
       Decrease (increase) in escrow funds..................       18,558       19,941
       Decrease (increase) in trade receivables.............     (142,165)     (21,495)
       Decrease (increase) in other receivables.............       30,444         (594)
       Decrease (increase) in inventory.....................      (27,398)     (13,343)
       Decrease (increase) in prepaid expenses..............        7,048      (40,223)
       Increase (decrease) in accounts payable..............      206,038      135,886
       Increase (decrease) in accrued interest..............     (248,440)      73,953
       Increase (decrease) in accrued liabilities...........          878      (39,549)
       Increase (decrease) in security deposits.............      164,174      143,137
       Increase (decrease) in related party loan............           --      (53,200)
       Increase (decrease) in deferred revenue..............      147,042       48,737
       Increase (decrease) in accrued guarantee fees........        5,000           --
       Increase (decrease) in accrued management fees.......       20,092           --
                                                              -----------    ---------
          Net cash provided (used) by operating
            activities......................................      (97,499)     102,931
                                                              -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................      (72,634)    (134,131)
                                                              -----------    ---------
          Net cash used by investing activities.............      (72,634)    (134,131)
                                                              -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank and related party loans................    7,183,976      189,391
  Repayments of borrowings..................................   (6,114,216)     (97,014)
  Repayments of obligation under capital lease..............     (616,029)          --
  Debt financing costs and other deferred costs.............     (283,295)    (137,717)
                                                              -----------    ---------
          Net cash provided (used) by financing
            activities......................................      170,436      (45,340)
                                                              -----------    ---------
NET INCREASE (DECREASE) IN CASH.............................          303      (76,540)
  Cash at beginning of the period...........................        9,628      104,353
                                                              -----------    ---------
  Cash at end of the period.................................  $     9,931    $  27,813
                                                              ===========    =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for interest..................  $   354,060    $ 255,957
                                                              ===========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1997 (UNAUDITED)

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

NOTE B -- INTERIM INFORMATION

     Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1996 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company. In addition, this discussion contains forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk factors described in Amendment No. 2 to its Form SB-2. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove to be incorrect, actual results may vary materially from those described herein.

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

  THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH
     31, 1997

REVENUES

     Revenues for the three months ended March 31, 1997 increased $572,075 or 178% from the same period in 1996. On December 9, 1996, Sonoma acquired Key West and accordingly revenues for the three months ended March 31, 1996 do not include Key West operations which total $538,373 in 1997. If Key West revenue is excluded, Jamestown revenues increased for the three months ended March 31, 1997 over 1996 by $33,702 or 9%. Slip rentals increased by $22,821 over the three months ended March 31, 1996 as a result of a 5% rate increase and increased occupancy.

     Slip rental fee rates increased by 5% for the 1997 calendar year at Jamestown. Additional revenues are expected in 1997 due to a change in management's marketing strategy by focusing on attracting tour groups and conventions during the off boating season. The largest impact of this marketing focus will be to increase lodging rentals.

COST OF REVENUES

     During the three months ended March 31, 1997, cost of revenues decreased $16,754 (excluding the Key West costs of revenues of $293,224). Excluding the effect of Key West, the decrease in cost of revenues was 13%. The primary reason for the decline in 1996 cost of revenues was a decrease of $11,885 due to major repairs and maintenance in the rental boat department incurred in 1996. Cost of revenues as a percentage of revenues increased from 41% for the three months ended March 31, 1996 to 46% compared to the same period in 1997. The increase is the result of higher fuel costs of revenues at the Key West facility.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased $55,920 or 22% over 1996 to $307,199. Included in this increase are $51,360 attributed to Key West operations for three months ended March 31, 1997. Jamestown's increased marketing efforts resulted in $8,623 of the increase. Administrative staff added at the Sonoma level amount to $32,213 of the increase. The offset was mainly due to decreases in other administrative costs at Jamestown.

     As a result of Sonoma now providing management services to its subsidiaries, Jamestown will not incur certain management fees in the future, which amounted to approximately $17,787 for the three months ended March 31, 1996. This reduction at Jamestown is off set by an increase in management and administrative salaries of approximately the same amount at Sonoma.

INTEREST EXPENSE

     Interest expense increased from $216,163 for the three months ended March 31, 1996 to $327,398 for the three months ended March 31, 1997. The increase of $111,235 was due to an increase of $92,276 related to debt assumed as a result of the Key West acquisition, with the majority of the remaining difference due to increases in interest rates resulting from the refinancing of certain debt in January 1996. Interest expense is expected to decrease to approximately $915,000 (on an annual basis) in 1997 after paying off approximately $5,168,000 of debt with the proceeds from the Offering.

GAIN ON REDUCTION OF OBLIGATIONS

     In January 1996 the Company refinanced its primary debt resulting in an extraordinary gain of $2,518,486 (net of income taxes of zero).

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses increased $107,272 or 143% to $182,182 for the comparable three months from 1996 to 1997. This increase was primarily due to an increase in the amortization of deferred costs related to the loan refinancing in January, 1996. The increase was partially offset by a decrease in depreciation of fixed assets which are fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company refinanced Jamestown's primary debt in January 1996 which resulted in a reduction of indebtedness of approximately $2,518,000. The Company believes this reduction and related decrease in interest payments has increased cash available for operations and debt servicing.

     Negative working capital at December 31, 1996 was $5,721,567 as compared to negative working capital at March 31, 1997 of $6,240,945. The Company believes that the net proceeds from the Offering will provide $14,700,000 in funds. Of these proceeds, approximately $4,002,000 and $786,535 will reduce the secondary debt of Jamestown and Key West, respectively. This will result in an increase of working capital of approximately $14,123,000. The reduction of this debt will further decrease interest payments and will increase cash available for operations. The remaining funds will be used to satisfy the Company's capital expansion, working capital requirements and future acquisitions. The Company believes that the net proceeds from the Offering and cash provided by operating activities will be sufficient to fund its operations through 1998. During early 1997, the construction of additional slips and other minor dock improvements were completed by Key West.

     The Company has a mortgage note amounting to $6,195,587 at March 31, 1997 on the Jamestown property with an interest rate of 4 1/4% over the commercial paper lending rate. The mortgage matures on February 1, 2001 and requires monthly payments of approximately $72,000 until maturity. These payments include $8,000 per month for deposit into a property tax and capital improvement escrow account. The Company has a mortgage note amounting to $3,224,185 on the Key West property with an interest rate of 9%. The mortgage matures on April 1, 2016 and requires monthly payments of approximately $30,000 during 1997. The Company has a note payable of $1,852,777 with a related party with an interest rate of 1 1/2% over the prime lending rate, which is due on demand, and is expected to be paid off from the offering proceeds.

     The Company currently does not have a line of credit.

     Cash flows used by operations were $97,499 in 1996, compared to cash flow provided by operations of $102,931 in 1997. This increase was due to a number of factors, but was significantly affected by deferral of payment of accrued interest, which was offset by a combination of a number of other items. Cash used in investing activities of $72,634 in 1996 and $134,131 in 1997 was primarily to purchase property and equipment and for facility expansion. The increase in 1997 was primarily due to expansion of the Key West facility. Cash provided by financing activities was $170,436 in 1996 compared to cash used of 45,340 in 1997. During the three month ended March 31, 1996, the Company borrowed $7,183,976 from and repaid $6,114,216 to various entities. Repayments to affiliates during the three month period ended 1996 amounted to $490,000. Included in this amount was a refinancing amount totaling $6,300,000 related to the Jamestown debt refinancing in January 1996. In addition, the Company repaid $616,029 of obligations under capital leases and incurred $237,332 in refinancing costs. During 1997, the Company borrowed $189,391 from and repaid $97,014 to various other entities.

     Management believes that the current facilities at Jamestown and Key West are in excellent condition and will not require substantial capital renovations in the near term.

     The Company has identified some potential acquisition candidates but has not entered into any negotiations, nor does it currently have plans to make any specific acquisitions. It is the intention of management to seek viable acquisitions and in the event a candidate is identified, the Company would, depending on the size of the target company and other factors, consider using the proceeds from the Offering or bank borrowings.

     There can be no assurance that the Offering will be successful or that the Company's operations will ever be profitable, nor can there be any assurance that the Company will not require additional equity or debt financing in the near future, and if needed, it will be available on terms satisfactory to the Company or at all.

SEASONALITY

     Jamestown's business is seasonal in nature with the peak boating season falling in June, July and August. These months historically have accounted for approximately 57.5% of the yearly revenue. The impact on liquidity and capital resources of this seasonality is reduced by incentives offered to slip customers to pre-pay their annual fees during the fall and winter seasons when the suites, cabins and pontoon boats are not materially used. In addition, management believes the seasonal nature of Jamestown will be positively impacted by the increased marketing efforts to provide off season tours and conventions.

     Key West operations are impacted slightly by seasonality since boating activity increases during the winter months due to winter vacations. However, the majority of the business is commercial fuel sales which is not seasonal.

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     The Company filed a registration with the Commission on Form SB-2 on January 21, 1997. The Company continues to be involved in the registration process and recently filed Amendment No. 2 to its Form SB-2 on April 17, 1997. Sonoma International's Amendment No. 2 to Form SB-2 as filed on April 17, 1997 is incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits
   27.1 Financial Data Schedule filed herein

B. Form 8-K
   No reports on Form 8-K were filed in the quarterly period covered by this report.

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Sonoma International

Dated: May 15, 1997                         By       /s/ JAMES L. FRYE
                                             -----------------------------------
                                                       James L. Frye,
                                                   Chief Executive Officer

Dated: May 15, 1997                         By       /s/ PETER SACKMANN
                                             -----------------------------------
                                                       Peter Sackmann,
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial Data Schedule