Form 10QSB
period 1997-06-30
SONOMA INTERNATIONAL INC
filed 1997-08-14
CIK 91771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

As of June 30, 1997, there were 2,300,000 shares of the issuer's common stock, par value $0.001, outstanding.

================================================================================

                          PART I-FINANCIAL INFORMATION

                                                                          Page
ITEM 1. FINANCIAL STATEMENTS
   Consolidated Balance Sheets at December 31, 1996
     and June 30, 1997 (unaudited)                                          2
   Consolidated Statements of Operations for the three months
     and six months ended June 30, 1996 and 1997 (unaudited)                4
   Consolidated Statements of Cash Flows for the six months
     ended June 30, 1996 and 1997 (unaudited)                               5
   Notes to Consolidated Financial Statements (unaudited)                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                      7

ITEM 5. OTHER INFORMATION                                                  11
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   11
   SIGNATURES                                                              11

                                    PART I
                            FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      December 31, 1996 and June 30, 1997

                                     ASSETS

                                                         December 31,    June 30,
                                                            1996           1997
                                                         -----------   -----------
                                                                       (unaudited)
CURRENT ASSETS
   Cash                                                  $   104,353   $    37,391
   Escrow funds                                               88,400       153,315
   Receivables:
       Trade (net of allowance for doubtful accounts
          of $3,876 for each year)                            54,492       129,993
       Other                                                  27,008        20,568
   Inventory                                                  85,668       148,748
   Prepaid expenses                                           17,651       197,188
                                                         -----------   -----------

             Total current assets                            377,572       687,203
                                                         -----------   -----------

PROPERTY AND EQUIPMENT
   Buildings and improvements                              2,599,885     2,620,645
   Land                                                    3,150,000     3,150,000
   Land improvements                                         293,831       293,831
   Docks and floating buildings                            8,220,250     8,225,976
   Boats and improvements                                  2,116,453     2,081,125
   Furnishings, fixtures and equipment                     1,692,566     1,682,078
   Computers under capital lease                             193,171       194,295
   Fuel tanks and containment buildings                      151,132       151,132
   Vehicles                                                   22,482        22,482
   Construction in progress                                  140,178       349,866
                                                         -----------   -----------
                                                          18,579,948    18,771,430

Less accumulated depreciation and amortization             4,537,677     4,874,851
                                                         -----------   -----------

Net property and equipment                                14,042,271    13,896,579
                                                         -----------   -----------

OTHER ASSETS
   Deferred loan fees, net of accumulated amortization
       of $77,593 and $122,984                               322,858       277,467
   Goodwill, net of accumulated amortization of
       $184,250 and $193,463                               1,006,310       997,097
   Deferred offering costs                                   336,632       553,252
                                                         -----------   -----------

                Total other assets                         1,665,800     1,827,816
                                                         -----------   -----------

TOTAL ASSETS                                             $16,085,643   $16,411,598
                                                         ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                    Consolidated Balance Sheets - Continued
                      December 31, 1996 and June 30, 1997


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                 December 31,      June 30,
                                                                     1996            1997
                                                                 ------------    ------------
                                                                                  (unaudited)
CURRENT LIABILITIES
    Current portion of long-term debt (including $4,052,778
       and $4,168,787 to related parties)                        $  4,395,941    $  4,424,131
    Accounts payable                                                  453,522         683,573
    Accrued interest (including $57,240 and
       $192,063 to related parties)                                   150,733         280,954
    Accrued liabilities                                               299,802         439,999
    Security deposits                                                  49,319         271,038
    Deferred revenue                                                  696,622         706,464
    Payable to related party                                           53,200               -
                                                                 ------------    ------------

                Total current liabilities                           6,099,139       6,806,159
                                                                 ------------    ------------

LONG-TERM LIABILITIES
   Long-term debt, less current maturities (including $114,830
       in 1996 due to related parties and $0 in 1997)              10,263,786      10,310,903
                                                                 ------------    ------------

                Total long-term liabilities                        10,263,786      10,310,903
                                                                 ------------    ------------

STOCKHOLDERS= DEFICIT
   Common stock, $0.001 par value, authorized, 20,000,000,
       issued and outstanding shares,
       2,300,000                                                        2,300           2,300
   Additional paid-in capital                                       1,392,346       1,392,346
   Accumulated deficit                                             (1,671,928)     (2,100,110)
                                                                 ------------    ------------

                Total stockholders' deficit                          (277,282)       (705,464)
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 16,085,643    $ 16,411,598
                                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                     Consolidated Statements of Operations
            Three months and six months ended June 30, 1996 and 1997

                                                                 Three months                   Six months
                                                                    ended                         ended
                                                             1996           1997           1996           1997
                                                          -----------    -----------    -----------    -----------
REVENUES
   Slip fees                                              $   305,380    $   214,495    $   594,047    $   647,310
   Boat rental                                                147,429        120,877        147,429        120,923
   Lodge                                                      216,263        417,513        245,907        448,482
   Fuel                                                       149,384        587,926        150,296        982,232
   Convenience store and merchandise                          109,557        105,567        109,618        112,189
   Restaurant                                                 121,165        113,726        123,757        117,827
   Other                                                       36,507         68,279         36,673         93,537
                                                          -----------    -----------    -----------    -----------
             Total revenues                                 1,085,685      1,628,383      1,407,727      2,522,500

COST OF REVENUES
   Slip                                                        35,437         45,035         56,538         72,653
   Boat rental                                                113,170         59,890        144,185         79,020
   Lodge                                                       62,005         65,036        103,382         95,954
   Fuel                                                        99,469        416,885        100,586        690,063
   Convenience store and merchandise                           95,428         83,850         96,686         86,966
   Restaurant                                                 106,429         92,916        110,879         98,892
   Other                                                        6,717         34,550         39,768         84,453
                                                          -----------    -----------    -----------    -----------
             Total cost of revenues                           518,655        798,162        652,024      1,208,001

GROSS PROFIT                                                  567,030        830,221        755,703      1,314,499

SELLING, GENERAL AND ADMINISTRATIVE (including
   related party amounts for management and guarantee
   fees of $64,284 and $80,386 for the three and six
   months ended June 30, 1996 and -0- for the three and
   six months ended June 30, 1997)                            315,604        420,211        566,880        727,411
AMORTIZATION OF GOODWILL                                       12,179          8,151         38,582         33,495
DEPRECIATION AND AMORTIZATION                                 154,379        174,030        202,886        330,868
                                                          -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                  84,868        227,828        (52,645)       222,725
INTEREST EXPENSE (including interest to related
   parties of $74,017, 74,535, 148,034 and $149,070)          252,147        323,758        468,313        651,156
                                                          -----------    -----------    -----------    -----------

NET LOSS BEFORE EXTRAORDINARY ITEMS                          (167,279)       (95,930)      (520,958)      (428,431)

EXTRAORDINARY ITEMS
   Gain on extinguishment of debt,
       net of income tax of $0                                      -              -      2,518,487              -
                                                          -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                         $  (167,279)   $   (95,930)   $ 1,997,529    $  (428,431)
                                                          ===========    ===========    ===========    ===========

Net income (loss) per common share before
   extraordinary items                                    $     (0.12)   $     (0.04)   $     (0.38)   $     (0.19)
                                                          -----------    -----------    -----------    -----------

Net income (loss) per common share                        $     (0.12)   $     (0.04)   $      1.46    $     (0.19)
                                                          -----------    -----------    -----------    -----------

Weighted average shares outstanding                         1,369,025      2,300,000      1,369,025      2,300,000
                                                          -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 1996 and 1997


                                                                  1996           1997
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $ 1,997,529    $  (428,431)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
   Depreciation and amortization of fixed assets                  278,686        330,868
   Amortization of goodwill                                        38,582         33,495
   Amortization of deferred gain on sale leaseback                (75,800)             -
   Gain on debt extinguishment                                 (2,518,486)             -
   Changes in assets and liabilities (net of acquisitions):
       Decrease (increase) in escrow funds                         26,673        (64,915)
       Decrease (increase) in trade receivables                   (83,666)       (75,501)
       Decrease (increase) in other receivables                       136          6,440
       Decrease (increase) in inventory                           (79,604)       (63,080)
       Decrease (increase) in prepaid expenses                      5,555       (179,537)
       Increase (decrease) in accounts payable                    206,214        230,051
       Increase (decrease) in accrued interest                    (72,266)       130,221
       Increase (decrease) in accrued liabilities                  62,867        140,197
       Increase (decrease) in security deposits                   222,260        221,719
       Increase (decrease) in related party loan                        -        (53,200)
       Increase (decrease) in deferred revenue                    (33,311)         9,842
       Increase (decrease) in accrued guarantee fees               10,000              -
       Increase (decrease) in accrued management fees              46,386              -
                                                              -----------    -----------
Net cash provided by operating activities                          31,755        238,169
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                          (154,696)      (191,482)
                                                              -----------    -----------
Net cash used by investing activities                            (154,696)      (191,482)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank and related party loans                  7,183,976        192,373
    Repayments of borrowings                                   (6,157,729)      (110,511)
    Repayments of obligation under capital lease                 (616,029)             -
    Debt financing costs and other deferred costs                (280,738)      (195,511)
                                                              -----------    -----------
Net cash provided by financing activities                         129,480       (113,649)
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     6,539        (66,962)
    Cash at beginning of the year                                   9,628        104,353
                                                              -----------    -----------
    Cash at end of the year                                   $    16,167    $    37,391
                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for interest                   $   354,060    $   256,035
                                                              ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     SONOMA INTERNATIONAL AND SUBSIDIARIES
                             (A Nevada Corporation)
                 Notes to the Consolidated Financial Statements
            Three months and six months ended June 30, 1996 and 1997


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months and six months ended June 30, 1996 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company. In addition, this discussion contains forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove to be incorrect, actual results may vary materially from those described herein.

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

         THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

Revenues

         Revenues for the three months ended June 30, 1997 increased $542,698 or 50% from the same period in 1996. On December 9, 1996, Sonoma acquired Key West and accordingly revenues for the three months ended June 30, 1996 do not include Key West operations which total $577,081 in 1997. If Key West revenue is excluded, Jamestown revenues decreased for the three months ended June 30, 1997 over 1996 by $34,383 or 3%. Boat rentals decreased by $26,552 over the three months ended June 30, 1996 as a result of poor weather.

Cost of Revenues

         During the three months ended June 30, 1997, cost of revenues decreased $299,117 (excluding the Key West costs of revenues of $311,886). Excluding the effect of Key West, the decrease in cost of revenues was 62%. The primary reason for the decline in 1997 cost of revenues was a decrease of $53,280 as the result of major repairs and maintenance in the rental boat department incurred in 1996. Cost of revenues as a percentage of revenues decreased from 72% for the three months ended June 30, 1996 to 49% compared to the same period in 1997. The decrease is the result of higher fuel costs of revenues at the Key West facility.

Selling, General and Administrative

         Selling, general and administrative expenses increased $104,607 or 33% over 1996 to $420,211. Included in this increase is $125,133 attributed to Key West operations for three months ended June 30, 1997. Administrative staff added at the Sonoma level amount to $44,640 of the increase. The offset was mainly due to decreases in other administrative costs at Jamestown.

Interest Expense

         Interest expense increased from $252,147 for the three months ended June 30, 1996 to $323,758 for the three months ended June 30, 1997. The increase of $71,611 was due to an increase of $92,276 related to debt assumed as a result of the Key West acquisition, with the majority of the remaining difference due to increases in interest rates resulting from the refinancing of certain debt in January 1996.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $15,623 or 9% to $182,181 for the comparable three months from 1996 to 1997. This increase was primarily due to an increase in the amortization of deferred costs related to the loan refinancing in January, 1996. The increase was partially offset by a decrease in depreciation of fixed assets which are fully depreciated.

         SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

Revenues

         Revenues for the six months ended June 30, 1997 increased $1,114,773 or 79% from the same period in 1996. On December 9, 1996, Sonoma acquired Key West and accordingly revenues for the three months ended March 31, 1996 do not include Key West operations which total $1,115,454 in 1997. If Key West revenue is excluded, Jamestown revenues remained consistent for the six months ended June 30, 1997 compared to the same period in 1996.

         Slip rental fee rates increased by 5% for the 1997 calendar year at Jamestown. Additional revenues are expected in 1997 due to a change in management's marketing strategy by focusing on attracting tour groups and conventions during the off boating season. The largest impact of this marketing focus will be to increase lodging rentals.

Cost of Revenues

         During the six months ended June 30, 1997, cost of revenues decreased $49,133 (excluding the Key West costs of revenues of $605,110). Excluding the effect of Key West, the decrease in cost of revenues was 8%. The primary reason for the decline in costs of revenues was due to reductions in staffing of various departments at Jamestown. Cost of revenues as a percentage of revenues increased from 46% for the six months ended June 30, 1996 to 48% compared to the same period in 1997.

Selling, General and Administrative

         Selling, general and administrative expenses increased $160,530 or 28% over 1996 to $727,410. Included in this increase are $176,493 attributed to Key West operations for six months ended June 30, 1997.

Interest Expense

         Interest expense increased from $468,313 for the six months ended June 30, 1996 to $651,156 for the six months ended June 30, 1997. The increase of $182,843 was due to an increase of $163,262 related to debt assumed as a result of the Key West acquisition. Interest expense is expected to decrease to approximately $915,000 (on an annual basis) in 1997 after paying off approximately $5,168,000 of debt with the proceeds from the Offering.

Gain on Reduction of Obligations

         In January 1996 the Company refinanced its primary debt resulting in an extraordinary gain of $2,518,486 (net of income taxes of zero).

Depreciation and Amortization

         Depreciation and amortization expenses increased $122,895 or 50% to $364,363 for the comparable six months from 1996 to 1997. This increase was primarily due to an increase in the amortization of deferred costs related to the loan refinancing in January, 1996. The increase was partially offset by a decrease in depreciation of fixed assets which are fully depreciated.

Liquidity and Capital Resources

         The Company refinanced Jamestown's primary debt in January 1996 which resulted in a reduction of indebtedness of approximately $2,518,000. The Company believes this reduction and related decrease in interest payments has increased cash available for operations and debt servicing.

         Negative working capital at December 31, 1996 was $5,721,567 as compared to negative working capital at June 30, 1997 of $6,118,956. The Company believes that the net proceeds from a public offering will provide $14,700,000 in funds. Of these proceeds, approximately $4,002,000 and $786,000 will reduce the secondary debt of Jamestown and Key West, respectively. The reduction of this debt will further decrease interest payments and will increase cash available for operations. The remaining funds will be used to satisfy the Company's capital expansion, working capital requirements and future acquisitions. The Company believes that the net proceeds from a public offering and cash provided by operating activities will be sufficient to fund its operations through 1998. During early 1997, the construction of additional slips and other minor dock improvements were completed by Key West.

         The Company has a mortgage note amounting to $6,161,128 at June 30, 1997 on the Jamestown property with an interest rate of 4 1/4% over the commercial paper lending rate. The mortgage matures on February 1, 2001 and requires monthly payments of approximately $72,000 until maturity. These payments include $8,000 per month for deposit into a property tax and capital improvement escrow account. The Company has a mortgage note amounting to $3,224,185 on the Key West property with an interest rate of 9%. The mortgage matures on April 1, 2016 and requires monthly payments of approximately $30,000 during 1997. The Company has a note payable of $1,852,777 with a related party with an interest rate of 1 1/2% over the prime lending rate, which is due on demand, and is expected to be paid off from the offering proceeds.

         The Company currently does not have a line of credit.

         Cash flows provided by operating activities were $31,755 in 1996, compared to cash flow provided by operations of $238,169 in 1997. This increase was due to a number of factors, which was offset by a combination of a number of other items. Cash used in investing activities of $154,696 in 1996 and $191,482 in 1997 was primarily to purchase property and equipment and for facility expansion. The increase in 1997 was primarily due to expansion of the Key West facility. Cash provided by financing activities was $129,480 in 1996 and $113,649 in 1997. During the six month ended June 30, 1996, the Company borrowed $7,183,976 from and repaid $6,157,729 to various entities. Repayments to affiliates during the six month period ended June 30, 1996 amounted to $490,000. Included in this amount was a refinancing amount totaling $6,300,000 related to the Jamestown debt refinancing in January 1996. In addition, the Company repaid $616,029 of obligations under capital leases and incurred $280,738 in refinancing costs. During 1997, the Company borrowed $192,373 from and repaid $110,511 to various other entities.

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

                                    PART II

                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     The Company filed a registration with the Commission on Form SB-2 on January 21, 1997. The Company continues to be involved in the registration process and filed Amendment No. 2 to its Form SB-2 on April 17, 1997. The Company recently filed Amendment No. 3 to its Form SB-2 on May 16, 1997. Sonoma International's Amendment No. 3 to Form SB-2 as filed on May 16, 1997 is incorporated by reference herein.

     In late July 1997 Sonoma's Chief Executive Officer and President, James L. Frye resigned to take a new position with an unrelated third party business entity. R. Dudley Webb, Chairman of the Board, will assume the duties of Chief Executive Officer until such time as a successor to Mr. Frye is elected by Sonoma's Board of Directors.

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

                                            Sonoma International

Dated: August 14, 1997                      By       /s/ R. DUDLEY WEBB
                                             -----------------------------------
                                                       R. Dudley Webb,
                                                   Chief Executive Officer

Dated: August 14, 1997                      By       /s/ PETER SACKMANN
                                             -----------------------------------
                                                       Peter Sackmann,
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial Data Schedule