Form 10QSB
period 1997-09-30
SONOMA INTERNATIONAL INC
filed 1997-11-19
CIK 91771

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                          PART I FINANCIAL INFORMATION

                                                                                               Page
ITEM 1. FINANCIAL STATEMENTS
   Consolidated Balance Sheets at December 31, 1996
     and September 30, 1997 (unaudited)                                                          2
   Consolidated Statements of Operations for the three months ended September 30, 1996 and 1997 (unaudited) and the nine months
     ended September 30, 1996 and 1997 (unaudited)                                               4
   Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1996 and 1997 (unaudited)                                               5
   Notes to Consolidated Financial Statements (unaudited)                                        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                                           7

ITEM 5. OTHER INFORMATION                                                                       11
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                        11
   SIGNATURES                                                                                   11

                      SONOMA INTERNATIONAL AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    December 31, 1996 and September 30, 1997

                                     ASSETS

                                                                                 December 31,        September 30,
                                                                                     1996                 1997
                                                                                ---------------     ---------------
                                                                                                       (unaudited)
CURRENT ASSETS
   Cash                                                                         $       104,353     $        18,111
   Escrow funds                                                                          88,400             178,781
   Receivables:
       Trade (net of allowance for doubtful accounts
          of $3,876 for each year)                                                       54,492              85,297
       Other                                                                             27,008             101,493
   Inventory                                                                             85,668             120,924
   Prepaid expenses                                                                      17,651             128,403
                                                                                ---------------     ---------------

             Total current assets                                                       377,572             633,009
                                                                                ---------------     ---------------

PROPERTY AND EQUIPMENT
   Buildings and improvements                                                         2,599,885           2,460,691
   Land                                                                               3,150,000           3,150,000
   Land improvements                                                                    293,831             296,395
   Docks and floating buildings                                                       8,220,250           8,225,863
   Boats and improvements                                                             2,116,453           2,081,125
   Furnishings, fixtures and equipment                                                1,692,566           1,848,915
   Computers under capital lease                                                        193,171             194,615
   Fuel tanks and containment buildings                                                 151,132             151,132
   Vehicles                                                                              22,482              22,753
   Construction in progress                                                             140,178             408,949
                                                                                ---------------     ---------------
                                                                                     18,579,948          18,840,438

Less accumulated depreciation and amortization                                        4,537,677           5,008,912
                                                                                ---------------     ---------------

Net property and equipment                                                           14,042,271          13,831,526
                                                                                ---------------     ---------------

OTHER ASSETS
   Deferred loan fees, net of accumulated amortization
       of $77,593 and $141,855                                                          322,858             255,094
   Goodwill, net of accumulated amortization of
       $184,250 and $198,069                                                          1,006,310             992,491
   Deferred offering costs                                                              336,632             578,852
                                                                                ---------------     ---------------

                Total other assets                                                    1,665,800           1,826,437
                                                                                ---------------     ---------------

TOTAL ASSETS                                                                    $    16,085,643     $    16,290,972
                                                                                ===============     ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SONOMA INTERNATIONAL AND SUBSIDIARIES
                     Consolidated Balance Sheets - Continued
                    December 31, 1996 and September 30, 1997


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                 December 31,        September 30,
                                                                                     1996                1997
                                                                                ---------------     ---------------
                                                                                                      (unaudited)
CURRENT LIABILITIES
    Current portion of long-term debt (including $4,052,778
       $4,262,587 to related parties)                                           $     4,395,941     $     4,683,325
    Accounts payable                                                                    453,522             554,241
    Accrued interest (including $57,240 and
       $243,709 to related parties)                                                     150,733             322,225
    Accrued liabilities                                                                 299,802             657,980
    Security deposits                                                                    49,319              45,494
    Deferred revenue                                                                    696,622             330,901
    Payable to related party                                                             53,200                  --
                                                                                ---------------     ---------------

                Total current liabilities                                             6,099,139           6,594,166
                                                                                ---------------     ---------------

LONG-TERM LIABILITIES
   Long-term debt, less current maturities (including $114,830
       in 1996 due to related parties)                                               10,263,786           9,925,252
                                                                                ---------------     ---------------

                Total long-term liabilities                                          10,263,786           9,925,252
                                                                                ---------------     ---------------

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value, authorized, 20,000,000,
       issued and outstanding shares, 2,300,000
       and 1,369,025                                                                      2,300               2,300
   Additional paid-in capital                                                         1,392,346           1,392,346
   Accumulated deficit                                                               (1,671,928)         (1,623,092)
                                                                                ---------------     ---------------

                Total stockholders' deficit                                            (277,282)           (228,446)
                                                                                ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $    16,085,643     $    16,290,972
                                                                                ===============     ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SONOMA INTERNATIONAL AND SUBSIDIARIES
                      Consolidated Statements of Operations
          Three months and nine months ended September 30, 1996 and 1997

                                                                    Three months                         Nine months
                                                                        ended                               ended
                                                                1996              1997              1996              1997
                                                            ------------      ------------      ------------      ------------
REVENUES
   Slip fees                                                $    335,943      $    672,829      $    929,990      $  1,320,139
   Boat rental                                                   546,664           523,805           694,093           644,728
   Lodge                                                         373,821           182,080           619,728           630,562
   Fuel                                                          379,375           859,930           529,671         1,842,162
   Convenience store and merchandise                             233,139           186,552           342,757           298,741
   Restaurant                                                    217,790           248,166           341,547           365,993
   Other                                                          46,643            (2,639)           83,316            90,898
                                                            ------------      ------------      ------------      ------------
             Total revenues                                    2,133,375         2,670,723         3,541,102         5,193,223

COST OF REVENUES
   Slip                                                           45,818            43,534           102,356           116,187
   Boat rental                                                   101,062            91,433           245,247           170,453
   Lodge                                                          88,485            89,307           191,867           185,261
   Fuel                                                          256,020           586,859           356,606         1,276,922
   Convenience store and merchandise                             171,005           147,251           267,691           234,217
   Restaurant                                                    156,283           194,344           267,162           293,236
   Other                                                          32,681            93,475            72,449           177,928
                                                            ------------      ------------      ------------      ------------
             Total cost of revenues                              851,354         1,246,203         1,503,378         2,454,204

GROSS PROFIT                                                   1,282,021         1,424,520         2,037,724         2,739,019

SELLING, GENERAL AND ADMINISTRATIVE (including
   related party amounts for management and
   guarantee fees of $64,284 and $80,386) for
   the three and nine months ended September 30, 1996
   and -0- for the three and nine months ended
   September 30, 1997                                            428,266           445,644           995,146         1,173,055
AMORTIZATION OF GOODWILL                                          17,192            39,804            55,774            73,299
DEPRECIATION AND AMORTIZATION                                    122,174           119,719           325,060           450,587
                                                            ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                    714,389           819,353           661,744         1,042,078
INTEREST EXPENSE (including interest to related
   parties of $71,720, $91,582, $219,754 and $240,652)           268,425           342,086           736,738           993,242
                                                            ------------      ------------      ------------      ------------

NET LOSS BEFORE EXTRAORDINARY ITEMS                              445,964           477,267           (74,994)           48,836

EXTRAORDINARY ITEMS
   Gain on extinguishment of debt,
       net of income tax of $0                                        --                --         2,518,487                --
                                                            ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                           $    445,964      $    477,267      $  2,443,493      $    48,836
                                                            ============      ============      ============      ============

Net income (loss) per common share before
   extraordinary items                                      $      (0.33)     $       0.21      $      (0.05)     $      0.02
                                                            ------------      ------------      ------------      ------------

Net income (loss) per common share                          $      (0.33)     $       0.21      $       1.78      $      0.02
                                                            ------------      ------------      ------------      ------------

Weighted average shares outstanding                            1,369,025         2,300,000         1,369,025         2,300,000
                                                            ------------      ------------      ------------      ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SONOMA INTERNATIONAL AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                Nine months ended September 30, 1996 and 1997


                                                                                     1996                1997
                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $     2,443,493     $        48,836
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
   Depreciation and amortization of fixed assets                                        325,060             450,587
   Amortization of goodwill                                                              55,774              73,299
   Amortization of deferred gain on sale leaseback                                      (75,800)                 --
   Gain on debt extinguishment                                                       (2,518,487)                 --
   Changes in assets and liabilities (net of acquisitions):
       Decrease (increase) in escrow funds                                              (20,224)            (90,381)
       Decrease (increase) in trade receivables                                         (62,280)            (30,805)
       Decrease (increase) in other receivables                                        (117,707)            (74,485)
       Decrease (increase) in inventory                                                  (2,871)            (35,256)
       Decrease (increase) in prepaid expenses                                            7,584            (110,752)
       Increase (decrease) in accounts payable                                          155,539             100,719
       Increase (decrease) in accrued interest                                          242,088             171,492
       Increase (decrease) in accrued liabilities                                        68,505             358,178
       Increase (decrease) in security deposits                                          (3,514)             (3,825)
       Increase (decrease) in related party loan                                             --             (53,200)
       Increase (decrease) in deferred revenue                                         (326,808)           (365,721)
       Increase (decrease) in accrued guarantee fees                                     15,000                  --
       Increase (decrease) in accrued management fees                                   178,055                  --
                                                                                ---------------     ---------------
Net cash provided by operating activities                                               363,407             438,686
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                (144,263)           (260,490)
                                                                                ---------------     ---------------
Net cash used by investing activities                                                  (144,263)           (260,490)
                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank and related party loans                                        7,897,626             455,115
    Repayments of borrowings                                                         (7,169,482)           (403,965)
    Repayments of obligation under capital lease                                       (616,029)                 --
    Debt financing costs and other deferred costs                                      (327,524)           (315,588)
                                                                                ---------------     ---------------
Net cash provided by financing activities                                              (215,409)           (264,438)
                                                                                ---------------     ---------------

NET INCREASE (DECREASE) IN CASH                                                           3,735             (86,242)
    Cash at beginning of the year                                                         9,628             104,353
                                                                                ---------------     ---------------
    Cash at end of the year                                                     $        13,363     $        18,111
                                                                                ===============     ===============


SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for interest                                     $       454,715     $       768,913
                                                                                ===============     ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SONOMA INTERNATIONAL AND SUBSIDIARIES
                            (A Nevada Corporation)
                Notes to the Consolidated Financial Statements
        Three months and nine months ended September 30, 1996 and 1997


NOTE A -- ORGANIZATION

         Sonoma Quicksilver Mines, Inc., a public company, was incorporated under the laws of the State of Nevada on September 10, 1940. The name was subsequently changed to Sonoma International ("Sonoma"). Sonoma had several failed business operations and since 1988 its only activity had been to search for a company or assets to acquire.

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


NOTE B -- INTERIM INFORMATION

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes should be read in conjunction with the consolidated financial statements and the related notes for the year ended December 31, 1996, filed with the SEC in 1997.

In the opinion of management, the unaudited interim consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months and nine months ended September 30, 1996 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company. In addition, this discussion contains forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk factors described in Amendment No. 3 to its Form SB-2. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove to be incorrect, actual results may vary materially from those described herein.

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

         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

         Revenues for the three months ended September 30, 1997 increased $537,348 or 25% from the same period in 1996. On December 9, 1996, Sonoma acquired Key West and accordingly revenues for the three months ended September 30, 1996 do not include Key West operations which total $526,037 in 1997. If Key West revenue is excluded, Jamestown revenues increased for the three months ended September 30, 1997 over 1996 by $11,311.

Cost of Revenues

         During the three months ended September 30, 1997, cost of revenues increased $44,634 (excluding the Key West costs of revenues of $350,215). Excluding the effect of Key West, the increase in cost of revenues was 5%. The primary reason for the increase in 1996 cost of revenues was higher fuel and restaurant costs. Cost of revenues as a percentage of revenues increased from 39% for the three months ended September 30, 1996 to 46% compared to the same period in 1997. The increase is primarily the result of higher fuel costs related to revenues at the Key West facility.

Selling, General and Administrative

         Selling, general and administrative expenses increased $17,378 or 4% over 1996 to $445,644. Included in this increase is $58,648 attributed to Key West operations for three months ended September 30, 1997. The remaining increase was attributed to costs at the corporate level which was offset by decreases in other administrative costs at Jamestown.

Interest Expense

         Interest expense increased from $268,425 for the three months ended September 30, 1996 to $342,086 for the three months ended September 30, 1997. The increase of $73,661 was due to an increase of $80,456 related to debt assumed as a result of the Key West acquisition.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased $20,157 or 14% to $159,523 for the comparable three months from 1996 to 1997. Included in this increase are Key West depreciation and amortization expenses of $42,527. The increase was partially offset by a decrease in depreciation of fixed assets of Jamestown which are fully depreciated.

             NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

         Revenues for the nine months ended September 30, 1997 increased $1,652,121 or 47% from the same period in 1996. On December 9, 1996, Sonoma acquired Key West and accordingly revenues for the nine months ended September 30, 1996 do not include Key West operations which total $1,641,491 in 1997. If Key West revenue is excluded, Jamestown revenues remained consistent for the nine months ended September 30, 1997 compared to the same period in 1996.

         Slip rental fee rates increased by 7% for the 1997 calendar year at Jamestown. Additional revenues are expected in 1997 due to a change in management's marketing strategy by focusing on attracting tour groups and conventions during the off boating season. The largest impact of this marketing focus will be to increase lodging rentals.

Cost of Revenues

         During the nine months ended September 30, 1997, cost of revenues decreased $4,499 (excluding the Key West costs of revenues of $955,325). Cost of revenues as a percentage of revenues increased from 42% for the nine months ended September 30, 1996 to 47% compared to the same period in 1997. The increase is primarily as a result of higher fuel costs related to revenues at the Key West facility.

Selling, General and Administrative

         Selling, general and administrative expenses increased $177,909 or 18% over 1996 to $1,173,055. Included in this increase are $235,141 attributed to Key West operations for nine months ended September 30, 1997.

Interest Expense

         Interest expense increased from $736,738 for the nine months ended September 30, 1996 to $993,242 for the nine months ended September 30, 1997. The increase of $256,594 was due to an increase of $243,718 related to debt assumed as a result of the Key West acquisition. Interest expense is expected to decrease to approximately $915,000 (on an annual basis) in 1997 after paying off approximately $5,168,000 of debt with the proceeds from the Offering.

Gain on Reduction of Obligations

         In January 1996 the Company refinanced its primary debt resulting in an extraordinary gain of $2,518,486 (net of income taxes of zero).

Depreciation and Amortization

         Depreciation and amortization expenses increased $143,052 or 38% to $523,886 for the comparable nine months from 1996 to 1997. This increase was primarily due to an increase in the amortization of deferred costs related to the loan refinancing in January, 1996. The increase was partially offset by a decrease in depreciation of fixed assets which are fully depreciated.

Liquidity and Capital Resources

         The Company refinanced Jamestown's primary debt in January 1996 which resulted in a reduction of indebtedness of approximately $2,518,000. The Company believes this reduction and related decrease in interest payments has increased cash available for operations and debt servicing.

         Negative working capital at December 31, 1996 was $5,721,567 as compared to negative working capital at September 30, 1997 of $5,961,157.
The Company believes that the net proceeds from the Offering will provide $14,700,000 in funds. Of these proceeds, approximately $3,885,000 and $1,007,000 will reduce the secondary debt of Jamestown and Key West, respectively. This will result in an increase of working capital of approximately $14,012,000. The reduction of this debt will further decrease interest payments and will increase cash available for operations. The remaining funds will be used to satisfy the Company's capital expansion, working capital requirements and future acquisitions. The Company believes that the net proceeds from the Offering and cash provided by operating activities will be sufficient to fund its operations through 1998. During early 1997, the construction of additional slips and other minor dock improvements were completed by Key West.

         The Company has a mortgage note amounting to $6,135,000 at September 30, 1997 on the Jamestown property with an interest rate of 4 1/4% over the commercial paper lending rate. The mortgage matures on February 1, 2001 and requires monthly payments of approximately $72,000 until maturity. These payments include $8,000 per month for deposit into a property tax and capital improvement escrow account. The Company has a mortgage note amounting to $3,219,000 on the Key West property with an interest rate of 9%. The mortgage matures on April 1, 2016 and requires monthly payments of approximately $30,000 during 1997. The Company has a note payable of $1,852,777 with a related party with an interest rate of 1 1/2% over the prime lending rate, which is due on demand, and is expected to be paid off from the offering proceeds.

         The Company currently does not have a line of credit.

         Cash flows provided by operating activities were $363,407 in 1996, compared to cash flow provided by operations of $438,686 in 1997. This increase was due to a number of factors, but was significantly affected by deferral of payment of accrued interest and other liabilities. Cash used in investing activities of $144,263 in 1996 and $260,490 in 1997 was primarily to purchase property and equipment and for facility expansion. The increase in 1997 was primarily due to expansion of the Key West facility. Cash used by financing activities was $215,409 in 1996 and $264,438 in 1997. During the nine month ended September 30, 1996, the Company borrowed $7,897,626 from and repaid $7,169,482 to various entities. Repayments to affiliates during the nine month period ended September 30, 1996 amounted to $490,000. Included in the $7,897,626 and $7,169,482 was a refinancing amount totaling $6,300,000 related to the Jamestown debt refinancing in January 1996. In addition, the Company repaid $616,029 of obligations under capital leases and paid $327,524 in refinancing costs. During 1997, the Company borrowed $455,115 from and repaid $403,965 to various other entities. The Company also paid financing and related fees of $315,588.

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

A. Exhibits
   27 Financial Data Schedule filed herein

B. Form 8-K
   No reports on Form 8-K were filed in the quarterly period covered by this report.

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Sonoma International

Dated: November 19, 1997                    By       /s/ R. DUDLEY WEBB
                                             -----------------------------------
                                                       R. Dudley Webb,
                                                   Chief Executive Officer

Dated: November 19, 1997                      By       /s/ PETER SACKMANN
                                             -----------------------------------
                                                       Peter Sackmann,
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27              -- Financial Data Schedule